Form 10QSB
period 2000-09-30
WAVE POWER NET INC
filed 2000-11-14
CIK 1123219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark  One)

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from _____________ to
_______________.

                             Commission file number:

                              WAVE POWER.NET, INC.
                 (Name of Small Business Issuer in its Charter)

                                    Delaware
         (State or other Jurisdiction of Incorporation or Organization)

                                   43-1798970
                     (I. R. S. Employer Identification No. )

              950 N. Federal Highway, #209, Pompano Beach, FL 33062
              (Address of principal executive offices)         (Zip Code)

                                  954-783-2004
                           (Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes [ ]         No [x]

The number of shares outstanding of Registrant's common stock ($0.001 par value) as of the latest practicable date, November 14, 2000, is 17,780,000 shares.

                                TABLE OF CONTENTS

PART  1
PAGE


ITEM  1.  FINANCIAL  STATEMENTS  --------------------------------------------  3

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF OPERATION  --  8

PART  II

ITEM  1.  LEGAL  PROCEEDINGS  -----------------------------------------------  9

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K  ----------------------------  9

SIGNATURES  ----------------------------------------------------------------  10

Item  1.  Financial  Statements.

     Unless otherwise indicated, the term "Company" refers to Wave Power.net, Inc. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended September 30, 2000, are not necessarily indicative of the results that can be expected for the year ending December 31, 2000. The statements herein should be read in connection with audited financial statements for the 6 months ended September 30, 2000 and June 30, 1999 and for the years ended December 1999 and December 1998.



                                     WAVE POWER.NET, INC.
                                 (A DEVELOPMENT STAGE COMPANY)

                                        BALANCE SHEETS


                                                                     September 30,          December 31,
                                                                        2000                   1999
                                                                     ------------           ------------
ASSETS                                                                (Unaudited)            (Audited)

Organization costs, net of accumulated
amortization of $1,162 at September
30, 2000 and $868 at December 31,
1999                                                               $    14,500            $    14,794
                                                                   ---------------        ----------------
                                                                   $    14,500            $    14,794
                                                                   ===============        ================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

Current Liabilities:
  Accounts payable and accrued
liabilities                                                        $     9,690            $     2,214
  Stockholder loan payable                                              63,435                 15,000
                                                                   ---------------        ----------------
    Total Current Liabilities                                           73,125                 17,214
                                                                   ---------------        ----------------

Commitments and Contingencies

Stockholders' Equity (Deficit):
  Common stock, 75,000,000 shares authorized,
 .001 par value, 17,780,000 shares issued
and outstanding                                                         17,780                 17,780
  Additional paid-in capital                                            95,220                 95,220
  Deficit accumulated during the development
stage                                                                 (171,625)              (115,420)
                                                                   ---------------        ----------------
    Total Stockholders' Equity (Deficit)                               (58,625)                (2,420)
                                                                   ---------------        ----------------

                                                                   $    14,500            $    14,794
                                                                   ===============        ================

The  accompanying  notes  are  an  integral  part of these financial statements.



                                              WAVE POWER.NET, INC.
                                         (A DEVELOPMENT STAGE COMPANY)

                                            STATEMENTS OF OPERATIONS
                                                  (UNAUDITED)




                                    For the Three Months Ended     For the Nine Months Ended
                                           September 30,                 September 30,
                                     2000              1999                  2000            1999
                                     ----              ----                  ----            ----
Revenues                         $     -          $     -                $     -         $     -
                                 ------------     ------------           ------------     ------------

Expenses:
  Office expenses                     650               -                     718              -
  Rent                              1,310               -                   2,370              -
  Professional and legal fees      16,180               -                  51,486              -
  Licenses and fees                   438              50                   1,337              350
  Amortization                         98              98                     294              294
                                 ------------     ------------           ------------     ------------
                                   18,676             148                  56,205              644
                                 ------------     ------------           ------------     ------------

Net Loss                         $(18,676)         $ (148)               $(56,205)        $   (644)
                                 ============      ===========           ============     ============

Loss per Share:
  Basic and diluted loss per
share                            $  (0.00)         $(0.00)               $  (0.00)        $  (0.00)
                                 ============      ===========           ============     ============

  Basic and diluted common
shares outstanding               17,780,000        17,780,000            17,780,000        17,780,000
                                 ============      ===========           ============      ===========


The  accompanying  notes  are  an  integral  part of these financial statements.



                                              WAVE POWER.NET, INC.
                                          (A DEVELOPMENT STAGE COMPANY)

                                            STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)



                                                                                 For the Nine Months Ended
                                                                                      September 30,
                                                                                  2000               1999
                                                                                 ------             ------
Cash Flows from Operating Activities:
  Net loss                                                                    $  (56,205)         $    (644)

  Adjustments to reconcile net loss
to net cash used in operating
activities:
    Amortization                                                                     294                294
    Increase in accounts
payable and accrued liabilities                                                    7,476                350
    Net cash used in operating
activities                                                                       (48,435)                -
                                                                               -----------          ----------

Cash Flows from Financing Activities:
  Loans  from stockholder                                                         48,435                 -
                                                                               -----------          ----------
    Net cash provided by financing
activities                                                                        48,435                 -
                                                                               -----------          ----------

Net Increase (Decrease) in Cash                                                      -                   -

Cash, beginning of period                                                            -                   -
                                                                               -----------          ----------
Cash, end of period                                                           $      -             $     -
                                                                               ===========          ==========

Supplemental Disclosures of Cash
  Flow Information:
   Cash paid during the period for:
     Interest                                                                 $      -             $     -
                                                                               ===========          ===========
     Taxes                                                                    $      -             $     -


The  accompanying  notes  are  an  integral  part of these financial statements.

                              WAVE POWER.NET, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000



NOTE  1
-------

Nature  of  Business
--------------------

Wave Power.Net Inc., ( formerly Novus Environmental Inc.) a development stage company (the "Company") was incorporated under the laws of the State of Delaware on November 6, 1997. Wave Power.Net Inc. will be engaged in the manufacturing, construction, installation, licensing and permitting of recycling facilities, specifically for car and truck tires.

NOTE  2
-------

The December 31, 1999 balance sheet data presented herein was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 2000 and the results of operations for the three and nine months ended September 30, 2000 and 1999, and its cash flows for the nine months ended September 30, 2000 and 1999.

The statements of operations for the three and nine months ended September 30, 2000 and 1999 are not necessarily indicative of results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Annual Report for the year ended December 31, 1999, filed as part of the Company's filing on Form 10-SB.

NOTE  3
-------

Earnings per share are based on the weighted average number of shares of common stock outstanding including common stock equivalents.

NOTE  4
-------

Commitments  and  Contingencies
-------------------------------

On March 1, 2000, the Company rented office space in Florida subject to a lease with aggregate minimum lease payments of $3,180 through February 28, 2001. Rent is due on the first day of the month, and if not paid by the sixth a 5% late fee is added to the monthly rent of $265. The Company has not occupied these premises and may be considered in default under the terms of the lease.

Litigation
----------

On January 20, 2000 the Company executed an agreement with Wave Power Inc., a Florida corporation ("Wave Power") whereby Wave Power was to be combined with the Company, through the issuance of 17,000,000 shares of the Company's restricted common stock in exchange for 17,000,000 shares of Wave Power, which represented all of the issued and outstanding stock of Wave Power. Pursuant to this agreement, the Company also changed its name to Wave Power.Net Inc.

In February, 2000, the agreement with Wave Power terminated and the Company entered into a settlement agreement and mutual release with Wave Power and Vernon Kendrick, its President, whereby the Company agreed to relinquish its right to use the name Wave Power.Net Inc. as well as any variations thereon. On March 3, 2000, Wave Power entered into a merger agreement with Enter Tech Corporation, a publicly traded Nevada corporation ("Enter Tech"). Among the terms of their agreement was the provision that in consideration for the Company relinquishing the rights to the Wave Power name the Company was to receive one million shares of common stock of Enter Tech with a market value at the date of the signing of the agreement of approximately $1 per share. The above indicated settlement agreement and mutual release was made a part of the merger agreement.

On April 11, 2000, the Company was notified by attorneys for Enter Tech who claimed nonperformance by the Company under the above indicated settlement agreement and mutual release, alleging among other things, that the Company was still using the name Wave Power.Net Inc. Accordingly in the event Enter Tech brings a lawsuit, the potential outcome of the case could not be determined at this time, nor could any potential monetary damages be estimated. As of November 1, 2000 neither Enter Tech or the Company commenced any legal actions and there has been no change relating to this matter. As of September 30, 2000 and November 1, 2000 the market value of Enter Tech common stock was $.29 and $.22 per share, respectively.

Because of the uncertainty surrounding the realization of the revenue which would arise from the provisions of the merger agreement with Enter Tech, the Company has not recognized any revenue relating to this transaction.

NOTE  5
-------

On February 10, 2000 the Company entered into an agreement with a consultant for assistance in seeking and arranging financing for the Company. The agreement has no fixed term, and compensation for the consultant is contingent upon the amount and type of financing that it ultimately is able to negotiate with third parties.

On February 28, 2000, the Company entered into an agreement with another consultant for a one year term whereby this consultant is required to introduce the Company to potential sources of financing. This consultant's compensation is contingent upon the amount and type of financing ultimately obtained by the Company from sources that were introduced by this consultant.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis should be read in conjunction with the Company financial statements and notes thereto included elsewhere in this Form 10-QSB. Except for the historical information contained herein, the discussion in this Form 10-QSB contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward statements wherever they appear in this Form 10-QSB. The Company actual results could differ materially from those discussed here.
     The Company is not aware of any circumstances or trends which would have a negative impact upon future sales or earnings. There have been no material fluctuations in the standard seasonal variations of the Company business. The accompanying financial statements include all adjustments, which in the opinion of management are necessary in order to make the financial statements not misleading.

     For the three month period ended September 30, 2000, the Company sustained a loss of $18,676 or, $0.00 per share (basic and diluted).

     The Company was incorporated as Novus Environmental, Inc. in the State of Delaware on November 5, 1997, to develop or acquire recycling technologies. On December 8, 1997, we enacted a Regulation D, Rule 504 offering whereupon we issued 15,000,000 shares of common stock and raised $15,000.00. On April 24, 1998, we enacted another Regulation D, Rule 504 offering whereupon we issued 480,000 shares of common stock and raised $48,000. All disclosure herein accounts for these offerings unless indicated otherwise.

     On January 20, 2000, the Company entered into a reorganization agreement whereby the company was to merge with Wave Power.net, a privately held company. On March 3, 2000, the parties therein acknowledged that the merger contemplated had never been consummated and they subsequently mutually agreed to rescind that agreement and entered into an agreement releasing the parties of their right, title, interest, claims and obligations that they might otherwise have had or had been set forth in the aforementioned January 20, 2000 agreement.

     We have not been a party to any bankruptcy, receivership or similar proceeding. We have not been involved in any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business. The Company has been devoting its efforts to activities such as raising capital, establishing sources of information, and developing markets for its planned operations. The Company has not yet generated any revenues and, as such, it is considered a development stage company.

     On September 5, 2000, we filed a Form 10SB with the Securities and Exchange Commission ("SEC"). On September 29, 2000, we received a verbal representation from the SEC that the government agency was not going to comment on the Company's Form 10SB filing and that we would receive a "No Comment" letter from the SEC. Though we have made several requests and have received several assurances it was being mailed to us, we have yet to receive that letter from the SEC.

Business  of  Company.

     The Company's principal asset which will be the unique technical knowledge concerning the conversion of waste tires into commercially viable and profitable products.

Results  of  Operations.

     The Company's "Total Liabilities and Stockholder's Equity" for quarter ending September 30, 2000 was, $14,500. The Company's "Total Liabilities and Stockholder's Equity" for quarter ending September 30, 1999 was $15,186. The Company's "Total Liabilities and Stockholder's Equity" for the year ending December 31, 1999 was $14,794.

Capital  Resources  and  Liquidity.

     During the third quarter ended 2000, the Company did not issue any unregistered shares.
PART  II

Item  1.  Legal  Proceedings.

     None.

Item  6.  Exhibits  and  Reports  on  Form  8-K.

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of September, 2000.
                              Wave Power.net, Inc.

                            /s/_____________________
                           By: Brian Fisher, President