Form 10KSB
period 2000-12-31
WAVE POWER NET INC
filed 2001-04-16
CIK 1123219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                             Commission file number:

                              WAVE POWER.NET, INC.
                 (Name of Small Business Issuer in its Charter)

                 Delaware                          43-1798970
        (State  of  Incorporation)    (I.R.S. Employer Identification No.)



              950 N. Federal Highway, #209, Pompano Beach, FL 33062
           (Address of principal executive offices)         (Zip Code)

                                  954-783-2004
                           (Issuer's telephone number)

               SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF
                      THE SECURITIES EXCHANGE ACT OF 1934:

  Title  of Each Class          Name of Each Stock  Exchange on Which Registered
 ---------------------          ------------------------------------------------
 Common Stock,  Par                             Not Applicable

 Value  $0.001  Per  Share

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Indicate by check mark whether the Registrant (1)has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___
                                                     --

     The aggregate market value of the voting stock held by non-affiliates of the Registrant at December 31, 2000, was approximately $2,740,000.

     The number of shares of Registrant's Common Stock outstanding on December 31, 2000, was 17,780,000.

     The Registrant's total revenues for the year ended December 31, 2000, were $0.00.



                                TABLE OF CONTENTS

PART  I                                                                  PAGE
----

ITEM  1.     DESCRIPTION  OF  BUSINESS                                    3

ITEM  2.     DESCRIPTION  OF  PROPERTY                                    4

ITEM  3.     LEGAL  PROCEEDINGS                                           4

ITEM  4.     SUBMISSION  OF  MATTERS
     TO  A  VOTE  OF  SECURITY  HOLDERS                                   4

PART  II

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED
     STOCKHOLDER  MATTERS                                                 4

ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS
     OR  PLAN  OF  OPERATIONS                                             5

ITEM  7.     FINANCIAL  STATEMENTS                                        6

ITEM  8.     CHANGES  IN  AND  DISAGREEMENTS  WITH
     ACCOUNTANTS                                                         21

PART  III

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS
     AND  CONTROL  PERSONS                                               21

ITEM  10.     EXECUTIVE  COMPENSATION                                    21

ITEM  11.     SECURITY  OWNERSHIP  OF  BENEFICIAL  OWNERS                22

ITEM  12.     CERTAIN  RELATIONSHIPS  AND
     RELATED  TRANSACTIONS                                               22

ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  10-KSB                   22

SIGNATURES                                                               23


PART  I

Item  1.  Description  of  Business.
------------------------------------

The Company was incorporated as Novus Environmental, Inc. in the State of Delaware on November 6, 1997, to develop or acquire recycling technologies. On January 20, 2000, the Company entered into a reorganization agreement whereby the company was to merge with Wave Power, Inc., a privately held company. On March 3, 2000, the parties therein acknowledged that the merger contemplated had never been consummated and they subsequently mutually agreed to rescind that agreement and entered into an agreement releasing the parties of their right, title, interest, claims and obligations that they might otherwise have had or had been set forth in the aforementioned January 20, 2000 agreement. The
Company formally changed is name to Wave Power.net, Inc. on March 20, 2000.

Principal  products  or  services  and  their  markets.

The Company's management believes that the Company's principal asset is its ability to convert waste tires into commercially viable and profitable products. The Company continues to explore its original intentions which was to engage in the manufacturing, construction, installation, licensing and permitting of recycling facilities, specifically for car and truck tires. The technical knowledge centers on:

    1. The ability to shred waste tires into small pieces (crumbs) by applying relatively uncomplicated, but unique, shredding methodologies.
    2. Unique adhesive materials that will bind the shredded tire crumbs and other raw materials into a strong and durable finished product.
    3. A proprietary formula of raw material inputs that will produce the desired end product.

Legislation  that  affected  the  Company's  Initial  Course  of  Business.

On March 14, 1997, the "Waste Tire Recycling, Abatement, and Disposal Act of 1997" was introduced in the U.S. Senate. Some of the important provisions of the Act are:

    - All waste tire dumps in the United States are closed and abated not later than 4 years after the date of enactment of the Act.
    -  All waste tire stockpiles are abated by not later than December 31, 2005.
    - Regulation of commerce in waste tires to protect human health and the environment.
    -  Federal  and State programs to finance activities that implement the Act.
    - Assignment of highest priority to activities that ensure adequate capacity is available to convert any waste tires newly removed from motor vehicles to shredded tire material.
    - Federal enforcement of the Act if States fail to implement its provisions.
    -  Regulations  concerning.
    - How long a waste tire can remain in a collection site before processing and maximum tire pile size.
    -  Pile  separation  (50  feet)  and  pile  location and storage safeguards.
    -  Future tire collection site size and tire processor tire stockpile sizes.
    -  Waste  tire  movement.
    -  Storage  of  shredded  tire  material.
    -  Permits,  fees,  reporting  requirements,  administration  of  the  Act.

The Company still holds the exclusive rights to adhesive formula for binding old used rubbers tires together as a beneficial end-use product.

Competitive business conditions and the small business issuer's competitive position in the industry and methods of competition.

Our efforts to compete with entities having significantly greater financial and other resources than us made it difficult for us to achieve our objectives. The industry is highly competitive with respect to price, service, quality and marketing. As a result, the potential for failure in this industry is significant. There are numerous, well-established, larger competitors in the industry with comprehensive experience, possessing substantially greater financial, marketing, personnel and other resources than us.

Item  2.  Description  of  Property.
------------------------------------

The Company has no physical assets. We have rented offices at 950 N. Federal Highway, Pompano Beach, FL 33062.

Item  3.  Legal  Proceedings.
-----------------------------

On January 20, 2000, the Company executed an agreement with Wave Power Inc., a Florida corporation ("Wave Power"), whereby Wave Power was to be combined with the Company, through the issuance of 17,000,000 shares of the Company's restricted common stock in exchange for 17,000,000 shares of Wave Power, which represented all of the issued and outstanding stock of Wave Power. Pursuant to this agreement, the Company also changed its name to Wave Power.Net Inc.

On March 3, 2000, the agreement with Wave Power terminated and the Company entered into a settlement agreement and mutual release with Wave Power and Vernon Kendrick, its President, whereby the Company agreed to relinquish its right to use the name Wave Power.Net Inc. as well as any variations thereon.
Also, on March 3, 2000, Wave Power entered into a merger agreement with Enter Tech Corporation, a publicly traded Nevada corporation ("Enter Tech"). Among the terms of their agreement was the provision that in consideration for the Company relinquishing the rights to the Wave Power name the Company was to receive one million shares of common stock of Enter Tech with a market value at the date of the signing of the agreement of approximately $1 per share. The above indicated settlement agreement and mutual release was made a part of the merger agreement.

On April 11, 2000, the Company was notified by attorneys for Enter Tech who claimed nonperformance by the Company under the above indicated settlement agreement and mutual release, alleging among other things, that the Company was still using the name Wave Power.Net Inc. Accordingly in the event Enter Tech brings a lawsuit, the potential outcome of the case could not be determined at this time, nor could any potential monetary damages be estimated. As of year end 2000, neither Enter Tech nor the Company commenced any legal actions and there has been no change relating to this matter.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.
----------------------------------------------------------------------

None.

PART  II

Item  5.  Market  for  Common  Equity  and  Related  Stockholder  Matters.
--------------------------------------------------------------------------

a. Market Information. The Company's shares are traded on the Over The Counter Bulletin Board stock exchange ("OTCBB") under the symbol, "WPDN". The following table shows the high and low bid information for each quarter within the last two fiscal years as reported to the Company by the OTC Bulletin Board. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     2000                 High  Bid               Low  Bid
     ----                ----------               --------
     -----
     First  Quarter        $6.00                   $1.37
     Second  Quarter        3.75                     .51
     Third  Quarter         1.04                     .25
     Fourth  Quarter        1.00                     .15

     1999                 High  Bid               Low  Bid
     ----                 ---------               --------
     -----
     First  Quarter         $.38                    $.20
     Second  Quarter         .20                     .20
     Third  Quarter          .50                     .16
     Fourth  Quarter         .19                     .16

b. The Company has approximately 143 shareholders of record as of December 31, 2000.

c. The Company has never declared or paid any dividends, and although there are no restrictions limiting its ability to do so, it is unlikely to pay any dividends in the foreseeable future.

Item  6.  Management's  Discussion  and  Analysis  or  Plan  of  Operation.
---------------------------------------------------------------------------

The following discussion and analysis should be read in conjunction with the Company financial statements and notes thereto included elsewhere in this Form 10-KSB. Except for the historical information contained herein, the discussion in this Form 10-KSB contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-KSB should be read as being applicable to all related forward statements wherever they appear in this Form 10-KSB. The Company actual results could differ materially from those discussed here.

The Company is not aware of any circumstances or trends which would have a negative impact upon future sales or earnings. There have been no material fluctuations in the standard seasonal variations of the Company business. The accompanying financial statements include all adjustments, which in the opinion of management are necessary in order to make the financial statements not misleading.

For the year ended December 31, 2000, the Company sustained a loss of $82,623.00 or, $0.00 per share (basic and diluted).

The Company was incorporated as Novus Environmental, Inc. in the State of Delaware on November 6, 1997, to develop or acquire recycling technologies. On December 8, 1997, we enacted a Regulation D, Rule 504 offering whereupon we issued 15,000,000 shares of common stock and raised $15,000.00. From December 8, 1997 up and through December 30, 1997, we sold 5,000,000 shares of our common stock, at $0.01 per share and raised $50,000. On April 24, 1998, we enacted another Regulation D, Rule 504 offering whereupon we issued 480,000 shares of common stock and raised $48,000. All disclosure herein accounts for these offerings unless indicated otherwise.

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

On February 10, 2000, the Company entered into an agreement with Joseph Dillon & Company for assistance in seeking and arranging financing for the Company. No financing assistance was ever procured from their efforts and the agreement has since been terminated.

On February 28, 2000, the Company entered into an agreement with B & B, Ltd. which was to render financial advice to the Company for a one year term. This consultant's compensation was contingent upon the amount and type of financing ultimately obtained by the Company from sources introduced by this consultant. No viable financing sources were ever introduced to the Company and this agreement has since been terminated.

On September 5, 2000, we filed a Form 10SB with the Securities and Exchange Commission ("SEC"). We became effective as a reporting vehicle on the Over The Counter Bulletin Board stock exchange ("OTCBB") on November 4, 2000, trading under the symbol, "WPDN".

We have not been a party to any bankruptcy, receivership or similar proceeding. Through the year end, we have not been involved in any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business. The Company has been devoting its efforts to activities such as raising capital, establishing sources of information, and developing markets for its planned operations. The Company has not yet generated any revenues and, as such, it is considered a development stage company.

Since its recent attempts to procure merger and acquisition opportunities have proved unfruitful, the Company intends to continue to review opportunities to pursue its rubber recycling options but, will still consider viable merger/acquisition opportunities should they present themselves.

Results  of  Operations.

The Company's "Total Liabilities and Stockholder's Equity (Deficit)" for year ended December 31, 2000 was, $14,402. The Company's "Total Liabilities and Stockholder's Equity (Deficit)" for the year ended December 31, 1999, was $14,794.

Capital  Resources  and  Liquidity.

At December 31, 2000 we had a working capital deficit of $99,945, total stockholders' deficit of $85,043 and loss for the year ended December 31, 2000 of $82,623, arising primarily from expenses incurred to meet our reporting requirements. During the year ended December 31, 2000 the loss was completely funded by the principal stockholder of the Company in the form of loans. We are dependent upon our ability to raise capital and the commitment of the principal stockholder to fund expenses of operations. There can be no assurance that we will be successful in raising additional capital in the future, or that the principal stockholder will continue to lend funds to the Company.

During  the  year ended 2000, the Company did not issue any unregistered shares.

Events  Subsequent  to  the  Fourth  Quarter.

On January 3, 2001, the Company entered into a Letter of Intent to purchase 100% of a private Nevada corporation, Emission Controls Corp. ("ECC"). The gist of the Letter of Intent was as follows: The parties would enter into a Reorganization Agreement whereby the Company would obtain all ECC patents, including but not limited to, "the Cracker", which has been represented to the Company as a device that when added to an internal combustion engine, will save fuel and add longevity to the car's engine, in return for 15,000,000 restricted shares of the Company's common stock. The Cracker allegedly reduces the exhaust emission to an negligible amount. The Company would agree to pay Syd Cooke, the President of ECC, and/or his nominees, a 3% royalty of the total net profits up to a maximum of one billion dollars. On January 7, 2001, the parties entered into a Reorganization Agreement affirming the terms and conditions as set forth in their Letter of Intent.

On March 29, 2001, the parties mutually agreed to rescind the Reorganization Agreement entered into on January 12, 2001. The parties felt that it was in the best interests of their respective shareholders to rescind their intent to merge until at which time they are better able to reconcile various and several mutual concerns.

Item  7.  Financial  Statements.
--------------------------------

The Financial Statements of the Company for the Years Ended December 31, 2000, together with Independent Auditor's Report thereon, are contained in on pages F-1 through F-22 attached and are incorporated herein by this reference.


                              WAVE POWER.NET, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999

                          INDEPENDENT AUDITOR'S REPORT



To  the  Board  of  Directors
Wave  Power.Net,  Inc.
(A  Development  Stage  Company)
Pompano,  Florida  33062


We have audited the accompanying balance sheets of Wave Power.Net, Inc. (formerly Novus Environmental Inc.) (a Development Stage Company) as of December 31, 2000 and 1999 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended and for the period from inception (November 6, 1997) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wave Power.Net, Inc. (a Development Stage Company) as of December 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended and for the period from inception (November 6, 1997) to December 31, 2000 in conformity with generally accepted accounting principles.





SAMUEL  KLEIN  AND  COMPANY


Newark,  New  Jersey
March  30,  2001



                                WAVE POWER.NET, INC.
                           (A DEVELOPMENT STAGE COMPANY)

                                   BALANCE SHEETS





                                                       December 31,
ASSETS                                             2000          1999
----------------------------------------------  ----------  --------------
Assets:
  Organization costs                            $  15,662   $      15,662
  Less: Accumulated amortization                    1,260             868
                                                ----------  --------------

                                                $  14,402   $      14,794
                                                ===========  ============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

Current Liabilities:
  Accounts payable and accrued liabilities      $  28,485   $       2,214
  Stockholder loan payable                         70,960          15,000
                                                ----------  -------------
          Total Current Liabilities                99,445          17,214
                                                ----------  -------------

Commitments and Contingencies

Stockholders' Equity (Deficit):
  Common stock, 75,000,000 shares authorized,
  $.001 par value, 17,780,000 shares issued
  and outstanding                                  17,780          17,780
Additional paid-in capital                         95,220          95,220
Deficit accumulated during the development
  stage                                          (198,043)       (115,420)
                                                ----------  -------------
          Total Stockholders' Equity (Deficit)    (85,043)         (2,420)
                                                ----------  --------------

                                                $  14,402       $  14,794
                                                ===========     ==========

   The accompanying notes are an integral part of these financial statements.







                                                   WAVE POWER.NET, INC.
                                               (A DEVELOPMENT STAGE COMPANY)

                                                 STATEMENTS OF OPERATIONS



                                                                                 For the Period
                                                                                Inception to Date
                                                   For the Years Ended          November 6, 1997
                                                        December 31,                  to
                                                  2000                 1999      December 31, 2000
                                                -------               ------    ------------------
Sales                                        $      -              $     -      $      -
                                              -----------           ----------  -------------

Expenses:
  Amortization                                      392                  392         1,260
  Bad debt                                                                          39,177
  Advertising                                                                        2,659
  Bank charges                                                                          56
  Foreign exchange loss                                                              2,186
  License and dues                                1,336                  350         2,001
  Management fees                                                                   52,000
  Legal and professional fees                    75,911                             77,864
  Rent                                            3,165                             16,795
  Telephone                                                                          1,226
  Office                                          1,819                              1,819
  Travel                                                                             1,000
                                                                                  ---------
                                                 82,623                  742       198,043
                                              -----------             -------    ----------
Net Loss                                     $  (82,623)             $  (742)   $ (198,043)
                                              ===========             ========   ==========


Loss per Share:
  Basic and diluted loss per share           $    (0.00)             $  (0.00)  $    (0.01)
                                              ===========             ========   ==========

Basic and Diluted Common Shares
  Outstanding                                 17,780,000             17,780,000    17,780,000
                                              ===========            ===========  ============


   The accompanying notes are an integral part of these financial statements.



                                              WAVE POWER.NET, INC.
                                         (A DEVELOPMENT STAGE COMPANY)

                                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                               FOR THE PERIOD FROM INCEPTION (NOVEMBER 6, 1997)
                                               TO DECEMBER 31, 2000


                                                                             Deficit
                                     Common Stock                           Accumulated           Total
                                   $.001 Par Value          Additional       During the       Stockholders'
                                   Number                    Paid-In        Development          Equity
                                 of Shares      Amount       Capital           Stage            (Deficit)
                                ----------      ------      ----------      -----------       -------------
At Inception on November 6, 1997
  Issuance of Common Stock
  for $.001 per Share           15,000,000     $15,000       $              $                    $15,000

Issuance of Common Stock for
 $.01 per Share                  5,000,000       5,000         45,000           -                 50,000

Net Loss for the Period Ended
  December 31, 1997                 -              -              -            (84)                 (84)

Balances - December 31, 1997    20,000,000      20,000         45,000          (84)               64,916

Issuance of Common Stock for
  $.10 per Share                   480,000         480         47,520           -                 48,000

Less: Retirement of Stock       (2,700,000)     (2,700)         2,700           -                    -
Net Loss for the Period Ended
  December 31, 1998                 -              -              -          (114,594)          (114,594)

Balances - December 31, 1998    17,780,000       17,780        95,220        (114,678)            (1,678)


Net Loss for the Period Ended
  December 31, 1999                 -              -              -              (742)              (742)

Balances - December 31, 1999    17,780,000       17,780        95,220        (115,420)            (2,420)

Net Loss for the Period Ended
 December 31, 2000                  -              -              -           (82,623)           (82,623)

Balances - December 31, 2000    17,780,000    $  17,780       $95,220       $(198,043)         $ (85,043)
                                ==========    =========       =======       ==========         ==========


   The accompanying notes are an integral part of these financial statements.



                                                     WAVE POWER.NET, INC.
                                                 (A DEVELOPMENT STAGE COMPANY)

                                                     STATEMENT OF CASH FLOWS


                                                                                                        For the Period
                                                                                                      Inception to Date
                                                                        For the Years Ended            November 6, 1997
                                                                           December 31,                       to
                                                                      2000              1999          December 31, 2000
                                                                    --------          --------      ---------------------
Cash Flows from Operating Activities:
  Net loss                                                          $(82,623)         $  (742)           $(198,043)
  Adjustment to reconcile net loss to net cash
   used in operating activities:
  Amortization                                                           392              392                1,260
  Increase in accounts payable and accrued
   expenses                                                           26,271              350               28,485
                                                                    --------          -------             ---------
   Net cash used in operating activities                             (55,960)               -             (168,298)

Cash Flows from Investing Activities:
  Organization costs                                                      -                 -              (15,662)
    Net cash used in investing activities                                 -                 -              (15,662)

Cash Flows from Financing Activities:
  Proceeds from sale of common stock                                      -                 -              113,000
  Proceeds from stockholder loans                                     55,960                -               70,960
   Net cash provided by investing activities                          55,960                -              183,960

Net Increase in Cash                                                       -                -                   -

Cash - beginning of period                                                 -                -                   -

Cash - end of period                                                $      -          $     -           $       -

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
   Interest                                                         $     -           $     -           $       -
   Taxes                                                            $     -           $     -           $       -



   The accompanying notes are an integral part of these financial statements.

                              WAVE POWER.NET, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000



1.  THE  COMPANY  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Nature  of  Business
--------------------

Wave Power.Net, Inc., (formerly "Novus Environmental Inc."), a development stage company (the "Company") was incorporated under the laws of the State of Delaware on November 6, 1997 to develop or acquire recycling technologies. On January 20, 2000 the Company entered into a reorganization agreement whereby the Company was to merge with Wave Power, Inc., a privately held Florida corporation. On March 3, 2000, the parties acknowledged that the merger contemplated had never been consummated and they subsequently agreed to rescind the agreement and entered into an agreement releasing the parties of their right, title and interest, claims, and obligations that they might otherwise have had or had been set forth in the January 20, 2000 agreement (see Note 6, litigation). The Company formally changed its name to Wave Power.Net, Inc. on Mach 20, 2000.

Basis  of  Accounting
---------------------

The financial statements of the Company have been prepared on the accrual basis of accounting.

Cash  and  Cash  Equivalents
----------------------------

The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Use  of  Management's  Estimates
--------------------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reported period.
Actual  results  could  differ  from  those  estimates.

Translation  of  Foreign  Currencies
------------------------------------

Assets and liabilities of foreign operations, where the functional currency is the local currency, are translated into U.S. dollars at the fiscal year end exchange rate. The related translation adjustments are required to be recorded as cumulative translation adjustments, a separate component of shareholders' equity. Revenues and expenses are required to be translated using average exchange rates prevailing during the year. Foreign currency transaction gains and losses, as well as translation adjustments for assets and liabilities of foreign operations where the functional currency is the dollar, are included in net income (loss). Foreign currency realized and unrealized gains and losses for the years presented were not material.

                              WAVE POWER.NET, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000
                                   (Continued)





1.  THE  COMPANY  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING POLICIES (Continued)

Earnings  (Loss)  Per  Share
----------------------------

As of December 31, 1997 the Financial Accounting Standards Board issued Statement No. 128 "Earnings Per Share" (SFAS 128) replacing the calculation of primary and fully diluted earnings per share with Basic and Diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes the dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock. Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding. Common stock options, which are common stock equivalents, had an anti-dulitive effect on earnings per share and no effect on the weighted average number of common shares.

Impairment  of  Long-Lived  Assets
----------------------------------

The Company has adopted Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS 121 requires that if facts and circumstances indicate that the cost of fixed assets or other assets may be impaired, an evaluation of recoverability would be performed by comparing the estimated future undiscounted pre-tax cash flows associated with the asset to the asset's carrying value to determine if a write-down to market value or discounted pre-tax cash flow value would be required.

Comprehensive  Income
---------------------

The Company has adopted Statement of Financial Accounting Standards No. 130, (SFAS 130) "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components which require that certain items such as foreign currency translation adjustments, unrealized gains and losses on certain investments in debt and equity securities, minimum pension liability adjustments and unearned compensation expense related to stock issuances to employees be presented as separate components of stockholders' equity. The adoption of SFAS 130 had no impact on total stockholders' equity for the period presented in these financial statements.

Start-Up  Activities
--------------------

Start-up activities are accounted for in accordance with the American Institute of Certified Public Accountants' Statement of Position (SOP 98-5), "Reporting the Costs of Start-Up Activities". SOP 98-5 requires start-up costs, as defined, to be expensed as incurred and is effective for financial statements for fiscal years beginning after December 15, 1998. The Company currently expenses all start-up costs as incurred and the application of SOP 98-5 had no material impact on the Company's financial statements.

                              WAVE POWER.NET, Inc.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999
                                   (Continued)





1.  THE  COMPANY  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING POLICIES (Continued)

Stock-Based  Compensation
-------------------------

The Company has elected to follow Accounting Principles Board Opinion No. 25 (APB 25) "Accounting for Stock Issued to Employees" in accounting for its employee stock option plans. Under APB 25, when the exercise price of the Company's employee stock options equals or is above the market price of the underlying stock on the date of grant, no compensation expense is recognized.

In accounting for options granted to persons other than employees, the provisions of Financial Accounting Standards Board Statement No. 123 (FASB 123) "Accounting for Stock Based Compensation" are applied. In accordance with FASB 123 the fair value of these options are to be estimated at the grant date using the Black-Scholes option pricing model.

Income  Taxes
-------------

The  Company  follows  Statement of Financial Accounting Standards No. 109 (SFAS
109)"Accounting for Income Taxes". SFAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.


2.  PLAN  OF  OPERATIONS

Wave Power.Net, Inc. is a development stage company involved in the waste management business and plans to be involved in the manufacturing, construction, installation, licensing and permitting of recycling facilities specifically for car and truck tires. Management believes that the Company's principal asset is its ability to convert waste tires into commercially viable and profitable products. The Company continues to pursue its original intentions which was to be engaged in the manufacturing, construction, installation, licensing and permitting of recycling facilities, specifically for car and truck tires.

Current waste tire collection and disposal practices include stockpiling, burning and burying, or other selective specialty methods that cannot cope with the vast number of tires that need disposal yearly. In order to deal with this threat to human health and the environment, the U.S. Senate introduced in March 1997 the "Waste Tire Recycling, Abatement, and Disposal Act of 1997". Also, in March 1997 the House of Representatives introduced the "Tire Pile Improvement and Remediation Effectiveness Act", this act provides for Tire Grants for purposes of constructing fire lanes in, and removing, tire piles containing 1 million or more tires.

The Company has acquired and tested a tire recycling technology that it believes economically converts waste tires into useful commercial products without any harmful environmental impact as per the requirements of the Act. This Act mandates that all states implement actions to eliminate tire stockpiles by the end of the year 2005.

                              WAVE POWER.NET, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999
                                   (Continued)




2.  PLAN  OF  OPERATIONS  (Continued)

The Company believes that its technical knowledge concerning the conversion of waste tires into commercially viable and profitable products provide it an advantage over other methods of disposal currently in use. The technical knowledge centers on:

1. The ability to shred waste tires into small pieces (crumbs) by applying relatively uncomplicated, but unique, shredding methodologies.

1. Unique adhesive materials that will bind the shredded tire crumbs and other raw materials into a strong and durable finished product.

1. A proprietary formula of raw material inputs that will produce the desired end product.

The Company intends to offer several key entry-level products: erosion control blocks, freeway sign posts and traffic curbs. Future product possibilities are numerous and include: freeway sound barriers, light standards, matrix wood alternative (fence posts, etc.), housing units and barns. Product benefits include extreme strength, corrosion resistance, unlimited life, environmentally nonthreatening and recyclable at a cost comparable to alternative products.

The Company anticipates that revenues will be generated through the sale of the molded end products that conform to the procurement lists issued by the Federal, State and County procurement policies regarding recycled and domestically manufactured products. The major customers that the Company will target will therefore be government agencies and contractors. The Company will apply for specific government grants and obligation bonds available for tire recycling, and, if successful, immediately construct its first plant in the USA.

The Company, however, will be at a disadvantage which will make it difficult to achieve its objectives. The industry is highly competitive with respect to price, service, quality and marketing. As a result, the potential for failure in this industry is significant. There are numerous, well-established, larger competitors in the industry with comprehensive experience, possessing substantially greater financial, marketing, personnel and other resources.

3.  DUE  TO  STOCKHOLDER

As of December 31, 2000 the Company is indebted to its principal stockholder in the amount of $70,960. This is a noninterest bearing loan payable on demand.


4.  PROVISION  FOR  INCOME  TAXES

For each of the periods from inception November 6, 1997 to December 31, 2000 the Company had losses that totaled $198,043. No tax expense or benefit has been reported in the financial statements due to the uncertainty of future operations.

                              WAVE POWER.NET, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000
                                   (Continued)




5.  COMMON  STOCK

The authorized capital stock of the Company consists of 75,000,000 shares of common stock, par value $.001 per share.

On December 5, 1997 the Company issued 15,000,000 shares of common stock to the incorporators of the Company for $15,000.

From December 8, 1997 to December 30, 1997 the Company sold 5,000,000 shares of its common stock for $.01 in connection with a public offering under Regulation D Rule 504. The Company also sold from April 29, 1998 to May, 1998, 480,000 shares of its common stock for $.10. The Company conducted both offerings in such a manner that the shares were sold only to accredited investors as such term is defined in Rule 501 of Regulation D under the Act. The pricing and the terms of the securities were arbitrarily determined by the Company and had no relationship to the Company's assets, book value or results of operations or any generally accepted criteria of value.

In September, 1998 two incorporators and officers of the company resigned and returned for retirement 2,700,000 shares of their holdings in the Company's common stock.


6.  COMMITMENTS  AND  CONTINGENCIES

Government  Regulation
----------------------

The Company is subject to local state and federal laws of the jurisdictions that it operates in. The Company also believes that it will be subject to the laws of all jurisdictions of its participants and clients.

Litigation
----------

On January 20, 2000 the Company executed an agreement with Wave Power Inc., a Florida corporation ("Wave Power") whereby Wave Power was to be combined with Novus Environmental Inc., through the issuance of 17,000,000 shares of restricted common stock of Novus Environmental Inc. in exchange for 17,000,000 shares of Wave Power which represented all of the issued and outstanding stock of Wave Power. Pursuant to this agreement, the Company also changed its name to Wave Power.Net Inc.

On March 3, 2000 the agreement with Wave Power terminated and the Company entered into a settlement agreement and mutual release with Wave Power and Vernon Kendrick, its President, whereby the Company agreed to relinquish its right to use the name Wave Power.Net, Inc. as well as any variations thereon.
Also, on March 3, 2000, Wave Power entered into a merger agreement with Enter Tech Corporation, a publicly traded Nevada corporation ("Enter Tech"). Among the terms of their agreement was the provision that in consideration for the Company relinquishing the rights to the Wave Power name the Company was to receive one million shares of common stock of Enter Tech with a market value at the date of the signing of the agreement of approximately $1 per share. The above indicated settlement agreement and mutual release was made a part of the merger agreement.

                              WAVE POWER.NET, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000
                                   (Continued)




6.  COMMITMENTS  AND  CONTINGENCIES  (Continued)

Litigation  (Continued)
----------

On April 11, 2000, the Company was notified by attorneys for Enter Tech who claimed nonperformance by the Company under the above indicated settlement agreement and mutual release, alleging among other things, that the Company was still using the name Wave Power.Net. Accordingly in the event Enter Tech brings a lawsuit, the potential outcome of the case could not be determined at this time, nor could any potential monetary damages be estimated. As of March 30, 2001 neither Enter Tech nor the Company commenced any legal action and there has been no change relating to this matter. As of both December 31, 2000 and March 30, 2001 the closing market price of Enter Tech common stock was $.08.

Because of the uncertainty surrounding the realization of the revenue which would arise from the provisions of the merger agreement with Enter Tech, the Company has not recognized any revenue relating to the transaction.

On March 1, 2000, the Company rented office space subject to a lease which was to expire February 28, 2001. The Company never occupied the premises, however, it may be considered in technical default under the terms of the lease.

Consulting  Agreements
----------------------

On February 10, 2000 the Company entered into an agreement with a consultant for assistance in seeking and arranging financing for the Company. The agreement has no fixed term and compensation for the consultant is contingent upon the amount and type of financing that it ultimately is able to negotiate with third parties.

On February 28, 2000, the Company entered into an agreement with another consultant for a one year term whereby the consultant is required to introduce the Company to potential sources of financing. This consultant's compensation is contingent upon the amount and type of financing ultimately obtained by the Company from sources that were introduced by this consultant. This agreement was cancelled on January 17, 2001.

7.  SUBSEQUENT  EVENTS

On January 3, 2001 the Company executed a Letter of Intent to acquire 100% of the outstanding capital stock of Emission Controls Corp. ("ECC"), a privately held Nevada corporation, in exchange for 15,000,000 restricted shares of common stock of the Company. ECC's primary assets consist of patents to proprietary technology for a device known as the Natural Resources Fuel Reformer ("Cracker") which claims to reduce harmful emissions from internal combustion engines. The Letter of Intent also included the provision that the Company would be obligated to pay a royalty of 3 percent of the net income of the Company to Syd Cooke, President of ECC, and/or a nominee, up to a maximum of $1,000,000,000. On January 7, 2001, the parties entered into a Reorganization Agreement affirming the terms and conditions as set forth in the Letter of Intent. The Agreement also set forth other conditions and established a due diligence period. On March 29, 2001, the parties mutually agreed to rescind the Reorganization Agreement and Letter of Intent.

Item  8.  Changes  in  and  Disagreements  with  Accountants  on  Accounting and
--------------------------------------------------------------------------------
Financial  Disclosure.
----------------------

Samuel Klein and Company, One Newark Center, Newark, New Jersey 07102, has audited the statements included herein. We have not had any changes in or disagreements with our accountants.

PART  III

Item  9.  Directors,  Executive  Officers,  Promoters  and  Control  Persons;
-----------------------------------------------------------------------------
Compliance  with  Section  16(a)  of  the  Exchange  Act.
---------------------------------------------------------

Officers  and  Directors.

The  following  chart  sets  forth  information  on  our officers and directors:

Name                       Age              Title
Date  Elected/Appointed
----------------------     --               ----------------------------------
Brian  Fisher              51               President,  Secretary,  Treasurer
October  16,  1998

Our Bylaws require that we have a minimum of one director. Directors are elected at our annual meeting to be held on the 6th of November. Directors shall serve until their successors are duly elected or appointed. A vacancy on the Board of Directors may be filled by a majority vote of the remaining directors.

Biography  of  Sole  Director,  Brian  Fisher:

Brian Fisher, age 51, is a resident of British Colombia, Canada. After graduating from high school, Mr. Fisher became a plumber contractor and sold his business in 1980. He subsequently became a successful drilling contractor and sold that business in 1991, whereupon he became involved in the recycling industry. In 1997 he became President of Novus Environmental, Inc., now known as Wave Power.net, Inc. To supplement his practical experiences in business, Mr. Fisher enrolled in several business management courses.

Identify  Significant  Employees.

As of the date of this registration statement, we have no persons, not mentioned above, who are expected to make a significant contribution to our business.

Family  Relationships.

As of the date of this registration statement, there are no family relationships between our promoters, executive officers, control persons, directors or persons nominated for such positions.

Involvement  in  Certain  Legal  Proceedings.

As of the date of this registration statement, the Company has had no events, to the best of our knowledge, that occurred during the past five years, including bankruptcies, criminal convictions or proceedings, court orders or judgments, that are material to an evaluation of the ability or integrity of any director, executive officer, promoter, control person or any person nominated for such position.

Compliance  with  Section  16(a)  of  the  Exchange  Act.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) during its most recent two fiscal years, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent two fiscal years, and any written representations received by the Company, the Company has not identified any person who, at any time during the two preceding fiscal years, was a director, officer, beneficial owner of more than ten percent of the Company's outstanding common stock that failed to file on a timely basis any reports required by Section 16(a) during the most recent two fiscal years or any prior years.

Item  10.  Executive  Compensation.
-----------------------------------

None of the Company's executive officers and directors received any compensation, cash or non-cash, during the fiscal year ended December 31, 2000.

Item  11.  Security  Ownership  of  Certain  Beneficial  Owners  and Management.
--------------------------------------------------------------------------------

The following table sets forth information as of December 31, 2000, regarding the ownership of the Company's common stock by each shareholder known to the Company to be the beneficial owner of more than five percent of its outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.


Title  of           Name  &  Address  of     Amount  &  Nature         Percent
Class                 Beneficial  Owner         of  Ownership         of  Class
-------------------------------------------------------------------------------
Common              Brian  Fisher            12,300,000  shares       69%
                    17938  67th  Ave.          Common  stock
                    Cloverdale,  BC,  Canada

TOTAL                                        12,300,000 shares        69%
                                                Common  Stock

Item  12.   Certain  Relationship  and  Related  Transactions.
--------------------------------------------------------------

None.

Changes  in  Control.

There are currently no arrangements, which may result in a change of control of the Company.

Item  13.  Exhibits  and  Reports  on  Form  10-KSB
None
---------------------------------------------------

                                   SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, hereunto duly authorized this 16th day of April 2001.

                              Wave Power.net, Inc.

                            /s/_____________________
                           By: Brian Fisher, President