Form 10QSB
period 2001-03-31
WAVE POWER NET INC
filed 2001-05-15
CIK 1123219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark  One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001.

[  ]  Transition report under Section 13 or 15(d) of the Securities Exchange Act of  1934 (No fee required) for the transition period from  _____________ to
     _______________.

Commission  file  number:
                        -------


                              WAVE POWER.NET, INC.
                 (Name of Small Business Issuer in its Charter)

       Delaware                                     43-1798970
(State  of Incorporation)                (I. R. S. Employer Identification No. )



              950 N. Federal Highway, #209, Pompano Beach, FL 33062
             (Address of principal executive offices)    (Zip Code)

                                  954-783-2004
                           (Issuer's telephone number)

Check whether the issuer: (1)filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  [X]         No[  ]

The number of shares outstanding of Registrant's common stock ($0.001 par value) as of the quarter ended March 31, 2001 is 17,780,000.

                                TABLE  OF  CONTENTS

                                     PART  I


                                                                          Page
                                                                          ----

ITEM  1.  FINANCIAL  STATEMENTS                                             3

ITEM  2.  PLAN  OF  OPERATION                                               9


                                     PART  II

ITEM  1.  LEGAL  PROCEEDINGS                                              10

ITEM  2.  CHANGES  IN  SECURITIES                                         10

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES                              10

ITEM  4.  SUBMISSION  TO  A  VOTE  OF  SECURITY  HOLDERS                  10

ITEM  5.  OTHER                                                           11

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K                           11

         SIGNATURES                                                       12

                                     PART I


ITEM  1.  FINANCIAL  STATEMENTS

     Unless otherwise indicated, the term "Company" refers to Wave Power.Net, Inc. and its subsidiaries and predecessors. The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, so not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with Company's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended December 31, 2000. These statements do include all the normal recurring adjustments which the Company believes is necessary and affords a fair presentation. The interim results are not necessarily indicative of the results for the full year ending December 31, 2001. Accordingly, consolidated unaudited interim financial statements, including a balance sheet for the Company as of the fiscal quarter ended March 31, 2001, and, statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are attached hereto as Pages F-1 through F-5 and are incorporated herein by this reference.

                                         WAVE POWER.NET INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                 MARCH 31, 2001



                                                              WAVE POWER.NET
INC.
                                                         (A DEVELOPMENT STAGE
COMPANY)
                                                                BALANCE SHEETS




March 31,         December 31,
ASSETS
(Unaudited)          (Audited)
Current Assets:
     Prepaid expenses
$   2,385          $       -

Other Assets:
     Organization costs, net of accumulated
     amortization of $1,358 at March 31,
     2001 and $1,260 at December 31,
     2000
14,304             14,402

----------         ----------

$  16,689          $  14,402

==========         ==========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
-----------------------------------------------

Liabilities:
     Accounts payable and accrued liabilities
$  48,450          $  28,485
     Stockholder loan payable
94,354             70,960

----------         ----------
     Total Liabilities
142,804             99,445

Commitments and Contingencies

Stockholders' Equity (Deficit):
     Common stock, 75,000,000 shares authorized,
     .001 par value, 17,780,000 shares issued
     and outstanding at March 31, 2001 and
     December 31, 2000
17,780            17,780
     Additional paid-in capital
95,220            95,220
     Deficit accumulated during the development stage
(239,115)         (198,043)

    Total Stockholders' Equity (Deficit)
(126,115)          (85,403)


$  16,689         $  14,402


6



                                                        WAVE POWER.NET INC.
                                                    (A DEVELOPMENT STAGE
COMPANY)

                                                      STATEMENTS OF OPERATIONS
                                                           (UNAUDITED)





For the Three Months Ended


March 31,              March 31,

Sales
$        -             $         -

Expenses:
     Amortization
98                       98
     Licenses and fees
151                      764
     Office
328                       37
     Rent
795                      265
     Professional fees
29,180                    3,136
     Legal fees
10,520                   21,500


41,072                   25,800

 Net Loss
$  (41,072)             $   (25,800)

Loss per Share:
Basic and diluted loss per share
$    (.00)              $     (.00)

Basic and Diluted Common Shares Outstanding
17,780,000              17,780,000





                                                   WAVE POWER.NET INC.
                                              (A DEVELOPMENT STAGE COMPANY)

                                                 STATEMENTS OF CASH FLOWS
                                                       (UNAUDITED)



                                                              For the Three
Months Ended
                                                           March 31,
March 31,
                                                              2001
2000

Cash Flows from Operating Activities:
     Net loss
$(41,072)  $(25,800)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
     Amortization
98         98
     Increase in accounts payable and
     accrued expenses
19,965      7,963
     (Increase) in prepaid rent
(2,385)      (515)

---------  ---------
     Net cash used in operating activities
(23,394)    (18,254)

Cash Flows from Financing Activities:
     Proceeds from stockholder loans
23,394      18,254

--------- ---------
     Net cash provided by financing activities
23,394      18,254

---------  ---------

Net Increase (Decrease) in Cash
-           -

Cash, beginning of period
-           -

Cash, end of period
$     -      $    -

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
     Interest
$     -      $    -

     Income taxes
$     -      $    -




                               WAVE POWER.NET INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2001


1. Wave Power.Net Inc., a development stage company (the "Company") was incorporated under the laws of the State of Delaware on November 6, 1997. Wave Power.Net Inc. plans to be engaged in the manufacturing, construction, installation, licensing and permitting of recycling facilities, specifically for car and truck tires. Management believes that its principal asset is its ability to convert waste tires into commercially viable and profitable products.


1. The December 31, 2000 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 2001 and the results of operations and cash flows for the three months ended March 31, 2001 and 2000.

The statements of operations for the three months ended March 31, 2001 and 2000 are not necessarily indicative of results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.


1. Earnings per share are based on the weighted average number of shares of common stock outstanding including common stock equivalents.


1. During the first quarter of 2001, the Company paid its past due rent on the premises that it leased in March 2000 in Pompano Beach, Florida, thereby curing its default. The amount was accrued in the financial statements for the year ended December 31, 2000. The Company also entered into a new lease for these premises for a one year term beginning January 1, 2001 for a total rent of $3,180, which amount was paid in full by the principal stockholder of the Company.


1.     OTHER  SIGNIFICANT  EVENTS

On January 3, 2001 the Company executed a Letter of Intent to acquire 100% of the outstanding capital stock of Emission Controls Corp. ("ECC"), a privately held Nevada corporation, in exchange for 15,000,000 restricted shares of common stock of the Company. ECC's primary assets consist of patents to proprietary technology for a device known as the Natural Resources Fuel Reformer ("Cracker") which claims to reduce harmful emissions from internal combustion engines. The Letter of Intent also included the provision that the Company would be obligated to pay a royalty of 3 percent of the net income of the Company to Syd Cooke, President of ECC, and/or a nominee, up to a maximum of $1,000,000,000. On January 7, 2001 the parties entered into a Reorganization Agreement affirming the terms and conditions as set forth in the Letter of Intent. The Agreement also set forth other conditions and established a due diligence period. On March 29, 2001 the parties mutually agreed to rescind the Reorganization Agreement and Letter of Intent.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS
     The following discussion and analysis should be read in conjunction with the Company financial statements and notes thereto included elsewhere in this Form 10-QSB. Except for the historical information contained herein, the discussion in this Form 10-QSB contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward statements wherever they appear in this Form 10-QSB. The Company actual results could differ materially from those discussed here.

     Other than what has been disclosed herein and in the year end report for year 2000, filed on April 16, 2001, the Company is not aware of any immediate circumstances or trends which would have a negative impact upon future sales or earnings. There have been no material fluctuations in the standard seasonal variations of the Company business. The accompanying financial statements include all adjustments, which in the opinion of management are necessary in order to make the financial statements not misleading.

The  Company
------------

     The Company presently leases office space at 950 N. Federal Highway, #209, Pompano Beach, Florida 33062.

Business  of  Issuer
--------------------

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

     The Company's management believes that the Company's principal asset is its ability to convert waste tires into commercially viable and profitable products. The Company continues to explore its original intentions which was to engage in the manufacturing, construction, installation, licensing and permitting of recycling facilities, specifically for car and truck tires

     On January 3, 2001, the Company entered into a Letter of Intent to purchase 100% of a private Nevada corporation, Emission Controls Corp. ("ECC"). The gist of the Letter of Intent was as follows: The parties would enter into a Reorganization Agreement whereby the Company would obtain all ECC patents, including but not limited to, "the Cracker", which has been represented to the Company as a device that when added to an internal combustion engine, will save fuel and add longevity to the car's engine, in return for 15,000,000 restricted shares of the Company's common stock. The Cracker allegedly reduces the exhaust emission to an negligible amount. The Company would agree to pay Syd Cooke, the President of ECC, and/or his nominees, a 3% royalty of the total net profits up to a maximum of one billion dollars. On January 7, 2001, the parties entered into a Reorganization Agreement affirming the terms and conditions as set forth in their Letter of Intent.

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

Capital  Resources  and  Liquidity
----------------------------------

     At March 31, 2001 we had a working capital deficit of $140,419, total stockholders' deficit of $126,115, and a loss for the three months ended March 31, 2001 of $41,072, arising primarily from expenses incurred to meet our reporting requirements. Our losses have been funded primarily by the principal stockholder of the Company in the form of loans. We continue to be dependent on our ability to raise capital and the commitment of the principal stockholder to fund our operations. There can be no assurance that we will be successful in raising additional capital in the future, or that the principal stockholder will continue to lend funds to the Company.

Results  of  Operations
-----------------------
     For the three month ended March 31, 2001, the Company sustained a loss of $41,072 or $0.00 per share (basic and diluted). The loss in the first quarter of 2001 can be attributed primarily to the cost of compliance with filing requirements. For the comparable period of 2000, the Company sustained a loss of $25,800, or $0.00 per share on revenue of $0.00. As a result of the losses sustained the Company had a deficiency of stockholder's equity of $126,115 at March 31, 2001.


     PART  II


ITEM  1.  LEGAL  PROCEEDINGS

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

ITEM  2.  CHANGES  IN  SECURITIES

     During the quarter ended March 31, 2001, there were no changes in securities.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

     During the quarter ended March 31, 2001, there were no defaults upon senior securities.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     During the quarter ended March 31, 2001, there were no matters submitted to a vote of the Company's shareholders.

ITEM  5.  OTHER

     During the quarter ended March 31, 2001, there were no material events to report that have not been previously disclosed herein.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     During the quarter ended March 31, 2001, there were no reports on form 8-K.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of May, 2001.

                              WAVE POWER.NET, INC.

                            /s/_____________________
                           By: Brian Fisher, President