Form 10QSB
period 2001-06-30
WAVE POWER NET INC
filed 2001-08-13
CIK 1123219

UNITED  STATES  SECURITIES  AND  EXCHANGE  COMMISSION
                             Washington,  D.C.  20549

                                   FORM  10-QSB

(Mark  One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001.

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

                           Yes  [X]         No[  ]

The number of shares outstanding of Registrant's common stock ($0.001 par value) as of the quarter ended June 30, 2001 is 17,780,000.


                                TABLE  OF  CONTENTS

                                     PART  I


                                                                          Page
                                                                          ----

ITEM  1.  FINANCIAL  STATEMENTS                                            3

ITEM  2.  PLAN  OF  OPERATION                                              10


                                     PART  II

ITEM  1.  LEGAL  PROCEEDINGS                                               11

ITEM  2.  CHANGES  IN  SECURITIES                                          11

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES                               11

ITEM  4.  SUBMISSION  TO  A  VOTE  OF  SECURITY  HOLDERS                   11

ITEM  5.  OTHER                                                            11

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K                            11

         SIGNATURES                                                        12





                                     PART I


ITEM  1.  FINANCIAL  STATEMENTS

     Unless otherwise indicated, the term "Company" refers to Wave Power.net, Inc. and its subsidiaries and predecessors. The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, so not include all information and footnotes required by generally accepted accounting principals and should, therefore, be read in conjunction with Company's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended December 31, 2000. These statements do include all the normal recurring adjustments which the Company believes is necessary and affords a fair presentation. The interim results are not necessarily indicative of the results for the full year ending December 31, 2001. Accordingly, consolidated audited interim financial statements, including a balance sheet for the Company as of the fiscal quarter ended June 30, 2001, and, statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are attached hereto as Pages F-1 through F-5 and are incorporated herein by this reference.


                                             WAVE POWER.NET INC.
                                       (A DEVELOPMENT STAGE COMPANY)
                                            FINANCIAL STATEMENTS




                                             WAVE POWER.NET INC.
                                       (A DEVELOPMENT STAGE COMPANY)

                                               BALANCE SHEETS


                                                                    June 30,              December 31,
                                                                     2001                    2000
ASSETS                                                            (Unaudited)             (Audited)
Current Assets:
 Prepaid expense                                                  $   1,590               $     -

Other Assets:
  Organization costs, net of accumulated
    amortization of $1,456 at June 30,
    2001 and $1,260 at December 31,
   2000                                                              14,206                 14,402
                                                                   ---------               --------

                                                                  $  15,796               $ 14,402
                                                                   =========               ========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

Liabilities:
  Accounts payable and accrued
   liabilities                                                    $  10,457               $ 28,485
  Stockholder loans payable                                         136,646                 70,960
                                                                   ---------               ---------
      Total Current Liabilities                                     147,103                 99,445
                                                                   ---------               ---------

Commitments and Contingencies

Stockholders' Equity (Deficit):
  Common stock, 75,000,000 shares authorized,
  .001 par value, 17,780,000 shares issued
  and outstanding at June 30, 2001 and
  December 31, 2000                                                  17,780                 17,780
  Additional paid-in capital                                         95,220                 95,220
  Deficit accumulated during the development stage
                                                                   (244,307)              (198,043)
                                                                    --------               ---------
      Total Stockholders' Equity (Deficit)                         (131,307)               (85,043)
                                                                    --------               ---------

                                                                   $ 15,796               $ 14,402
                                                                    ========               =========


See accompanying notes to these financial statements.




                                                WAVE POWER.NET INC.
                                           (A DEVELOPMENT STAGE COMPANY)

                                             STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)



                                              For the Three Months Ended                For the Six Months Ended
                                                      June 30,                                  June 30,
                                            2001                      2000             2001                  2000
                                            ----                      ----             ----                  ----
Revenues
                                          $  -                      $  -              $  -                  $  -
                                          --------                  --------          -------                ------

Expenses:
  Office expenses                            -                         31                327                    68
  Rent                                      795                       795              1,590                 1,060
  Professional and legal fees             4,150                    10,670             43,850                35,306
  Licenses and fees                         149                       135                301                   899
  Amortization                               98                        98                196                   196
                                          --------                  --------          --------               ------
                                          5,192                    11,729             46,264                37,529
                                          -------------------------------------------------------------------------

Net Loss                                 $(5,192)                 $(11,729)          $(46,264)             $(37,529)
                                          ========                  ========          ========              =======

Loss per Share:
  Basic and diluted loss per share       $ (0.00)                 $  (0.00)          $ (0.00)              $ (0.00)
                                          ========                  ========          ========              ========

  Basic and diluted common
   shares outstanding                   17,780,000                 17,780,000       17,780,000            17,780,000
                                        ============               ============     ============          ============


See accompanying notes to these financial statements.






                                                 WAVE POWER.NET INC.
                                            (A DEVELOPMENT STAGE COMPANY)

                                              STATEMENTS OF CASH FLOWS
                                                     (UNAUDITED)


                                                                                   For the Six Months Ended
                                                                                           June 30,
                                                                                  2001                    2000
                                                                                  ----                    ----
Cash Flows from Operating Activities:
  Net loss                                                                     $(46,264)                $(37,529)

  Adjustments to reconcile net loss
  to net cash used in operating
  activities:
   Amortization                                                                     196                      196
   (Increase) in prepaid expenses                                                (1,590)                    (515)
   Increase (decrease) in accounts
    payable and accrued liabilities                                             (18,028)                  18,893
     Net cash used in operating activities                                      (65,686)                 (18,955)
                                                                                ---------                ---------

Cash Flows from Financing Activities:
  Loans  from stockholder                                                        65,686                   18,955
                                                                                 ---------                --------
   Net cash provided by financing activities                                     65,686                   18,955
                                                                                 ---------                ---------

Net Increase (Decrease) in Cash                                                      -                        -

Cash, beginning of period                                                            -                        -
                                                                                 ---------                ---------

Cash, end of period                                                             $    -                   $    -
                                                                                 =========                ==========

Supplemental Disclosures of Cash
  Flow Information:
   Cash paid during the period for:
    Interest                                                                    $    -                   $    -
                                                                                 =========                =========
    Taxes                                                                       $    -                   $    -
                                                                                 =========                =========


See accompanying notes to these financial statements.




                               WAVE POWER.NET INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2001


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

1. The December 31, 2000 balance sheet data presented herein was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 2001, the results of operations for the three and six months ended June 30, 2001 and 2000, and the cash flows for the six months ended June 30, 2001 and 2000.

The statements of operations for the three months and six months ended June 30, 2001 and 2000 are not necessarily indicative of results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000

1. Earnings per share are based on the weighted average number of shares of common stock outstanding including common stock equivalents.

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

5.  STOCKHOLDER  LOANS

The Company continues to service its obligations through loans and advances made by the principal stockholder of the Company who is also the President. During the six months ended June 30, 2001, the loans and advances increased by $65,646 to $136,656. The loans and advances are not evidenced by promissory notes, are noninterest bearing and are due on demand.

The Company continues to be dependent on the commitment of the principal stockholder of the Company to fund its operations. There can be no assurance, however, that this commitment will continue in the future.

6.     OTHER  SIGNIFICANT  EVENTS

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

Capital  Resources  and  Liquidity
----------------------------------

     At June 30, 2001 we had a working capital deficit of $145,513, a total stockholders' deficit of $131,307, and a loss for the three months ended June
30, 2001 of $5,192, arising primarily from expenses incurred to meet our reporting requirements. Our losses have been funded primarily by the principal stockholder of the Company in the form of loans. We continue to be dependent on our ability to raise capital and the commitment of the principal stockholder to fund our operations. There can be no assurance that we will be successful in raising additional capital in the future, or that the principal stockholder will continue to lend funds to the Company.

Results  of  Operations
-----------------------

     For the three month ended June 30, 2001, the Company sustained a loss of $46,264 or $0.00 per share (basic and diluted). The loss in the second quarter of 2001 can be attributed primarily to the cost of compliance with filing requirements and a lack of revenues. For the comparable period of 2000, the Company sustained a loss of $37,529, or $0.00 per share on revenue of $0.00. As a result of the losses sustained the Company had a deficiency of stockholder's equity of $131,307 at June 30, 2001.


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

ITEM  2.  CHANGES  IN  SECURITIES

     During the quarter ended June 30, 2001, there were no changes in securities.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

     During the quarter ended June 30, 2001, there were no defaults upon senior securities.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     During the quarter ended June 30, 2001, there were no matters submitted to a vote of the Company's shareholders.

ITEM  5.  OTHER

     During the quarter ended June 30, 2001, there were no material events to report that have not been previously disclosed herein.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     During  the quarter ended June 30, 2001, there were no reports on form 8-K.


                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 13 day of August, 2001.

                              WAVE POWER.NET, INC.

                            /s/_____________________
                           By: Brian Fisher, President