Form 10QSB
period 2001-09-30
WAVE POWER NET INC
filed 2001-11-13
CIK 1123219

UNITED  STATES  SECURITIES  AND  EXCHANGE  COMMISSION
                             Washington,  D.C.  20549

                                   FORM  10-QSB

(Mark  One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001.

[  ]  Transition report under Section 13 or 15(d) of the Securities Exchange Act of  1934 (No fee required) for the transition period from  _____________ to
     _______________.

Commission  file  number:011-16099
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

                           Yes  [X]         No[  ]

The number of shares outstanding of Registrant's common stock ($0.001 par value) as of the quarter ended September 30, 2001 is 17,780,000.






                                     PART I


ITEM  1.  FINANCIAL  STATEMENTS

     Unless otherwise indicated, the term "Company" refers to Wave Power.net, Inc. and its subsidiaries and predecessors. The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, so not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with Company's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended December 31, 2000. These statements do include all the normal recurring adjustments which the Company believes is necessary and affords a fair presentation. The interim results are not necessarily indicative of the results for the full year ending December 31, 2001. Accordingly, consolidated audited interim financial statements, including a balance sheet for the Company as of the fiscal quarter ended September 30, 2001, and, statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are attached hereto as Pages F-1 through F-4 (pages 4-8 herein), and are incorporated herein by this reference.

                                TABLE OF CONTENTS

                                     PART I


                                                                          Page
                                                                          ----

ITEM  1.  FINANCIAL  STATEMENTS4

ITEM  2.       MANAGEMENTS  DISCUSSION  AND  ANALYSIS  OR PLAN OF    OPERATION8

                                     PART II

ITEM  1.  LEGAL  PROCEEDINGS                                               9

ITEM  2.  CHANGES  IN  SECURITIES                                          9

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES                               9

ITEM  4.  SUBMISSION  TO  A  VOTE  OF  SECURITY  HOLDERS                   9

ITEM  5.  OTHER                                                            9

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K                            9

         SIGNATURES                                                       10




                                             WAVE POWER.NET INC.
                                         (A DEVELOPMENT STAGE COMPANY)

                                                BALANCE SHEETS


                                                                          September 30,              December 31,
                                                                             2001                        2000
ASSETS                                                                     (Unaudited)                 (Audited)
Current Assets:
 Prepaid expense                                                           $     795                 $       -

Other Assets:
  Organization costs, net of accumulated
    amortization of $1,554 at September 30,
    2001 and $1,260 at December 31, 2000                                      14,108                     14,402
                                                                            ----------               ------------
                                                                           $  14,903                  $  14,402
                                                                            ==========                ==========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
-----------------------------------------------

Liabilities:

Accounts payable and accrued
   liabilities                                                              $  13,851                 $  28,485
Stockholder loans payable                                                     140,246                    70,960
                                                                             ----------                ----------
          Total Current Liabilities                                           154,097                    99,445
                                                                             ----------                -----------

Commitments and Contingencies

Stockholders' Equity (Deficit):
 Common stock, 75,000,000 shares authorized,
 .001 par value, 17,780,000 shares issued
 and outstanding at September 30, 2001 and
 December 31, 2000                                                             17,780                    17,780
Additional paid-in capital                                                     95,220                    95,220
Deficit accumulated during the development stage                             (252,194)                 (198,043)
                                                                             ----------                ----------
Total Stockholders' Equity (Deficit)                                         (139,194)                  (85,043)
                                                                             ==========                ==========
                                                                            $  14,903                 $  14,402




                             See accompanying notes to these financial statements.




                                        WAVE POWER.NET INC.
                                   (A DEVELOPMENT STAGE COMPANY)

                                     STATEMENTS OF OPERATIONS
                                          (UNAUDITED)







                                                For the Three Months Ended                For the Nine Months Ended
                                                        September 30,                               September 30,
                                                2001                    2000               2000                    2001
Revenues
                                            $     -                 $     -            $     -                 $     -
                                             ------------            -----------        ------------            ----------

Expenses:
  Office expenses                                 877                     650               1,204                    718
  Rent                                            795                   1,310               2,385                  2,370
  Professional and legal fees                   6,017                  16,180              49,867                 51,486
  Licenses and fees                               100                     438                 401                  1,337
  Amortization                                     98                      98                 294                    294
                                             ------------           ------------        ------------            ------------
                                                7,887                  18,676              54,151                 56,205
                                             ------------           ------------        ------------            ------------

Net Loss                                    $  (7,887)              $ (18,676)          $ (54,151)              $(56,205)
                                             ============           ============        ============            ============

Loss per Share:
  Basic and diluted loss per share          $   (0.00)              $  (0.00)           $  (0.00)               $  (0.00)
                                             ============           ============        ============            ============

  Basic and diluted common
  shares outstanding                          17,780,000             17,780,000          17,780,000               17,780,000
                                             ============           ============        ============            ============

                                See accompanying notes to these financial statements.





                                   WAVE  POWER.NET  INC.
                               (A DEVELOPMENT STAGE COMPANY)

                                  STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)



                                                        For the Nine Months Ended
                                                             September 30,
Cash Flows from Operating Activities:
  Net loss                                          $(54,151)              $(56,205)

  Adjustments to reconcile net loss
  to net cash used in operating
  activities:
    Amortization                                         294                    294
    Increase in prepaid expenses                        (795)                    -
    Increase (decrease) in accounts
     payable and accrued liabilities                 (14,634)                 7,476
                                                    ---------               ---------
      Net cash used in operating activities          (69,286)               (48,435)
                                                    ---------               ---------

Cash Flows from Financing Activities:
  Loans  from stockholder                             69,286                 48,435
                                                    ---------               ---------
    Net cash provided by financing
    activities                                        69,286                 48,435
                                                    ---------               ---------

Net Increase (Decrease) in Cash                         -                      -

Cash, beginning of period                               -                      -
                                                    ---------               ---------

Cash, end of period                                $    -                  $   -
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

                               SEPTEMBER 30, 2001



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


1. The December 31, 2000 balance sheet data presented herein was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 2001, the results of operations for the three and nine months ended September 30, 2001 and 2000, and the cash flows for the nine months ended September 30, 2001 and 2000

The statements of operations for the three and nine months ended September 30, 2001 and 2000 are not necessarily indicative of results for the full year.

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


5.  STOCKHOLDER  LOANS

The Company continues to service its obligations through loans and advances made by the principal stockholder of the Company who is also the President. During the nine months ended September 30, 2001, the loans and advances increased by $69,286 to $140,246. The loans and advances are not evidenced by promissory notes, are noninterest bearing and are due on demand.

The Company continues to be dependent on the commitment of the principal stockholder of the Company to fund its operations. There can be no assurance, however, that this commitment will continue in the future.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

          The following discussion and analysis should be read in conjunction with the Company financial statements and notes thereto included elsewhere in this Form 10-QSB. Except for the historical information contained herein, the discussion in this Form 10-QSB contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward statements wherever they appear in this Form 10-QSB. The Company's actual results could differ materially from those discussed here.

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

The  Company
------------

          The Company presently leases office space at 950 N. Federal Highway, #209, Pompano Beach, Florida 33062.

Shareholders
------------

          As  of  November 12, 2001, the Company has 135 shareholders of record.

Transfer  Agent
---------------

          Signature Stock Transfer Agency, 14675 Midway Road, #221, Addison, Texas 75001; Attn: Jason Bogustki, (972-788-4193).

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

          Since its recent attempts to procure merger and acquisition opportunities have proved unfruitful, the Company intends to continue to review opportunities to pursue its rubber recycling options but, will still consider viable merger/acquisition opportunities should they present themselves. Capital Resources and Liquidity
----------------------------------
          At September 30, 2001 we had a working capital deficit of $153,302, a total stockholders' deficit of $139,194, and a loss for the three months ended September 30, 2001 of $7,887, arising primarily from expenses incurred to meet our reporting requirements. Our losses have been funded primarily by the principal stockholder of the Company in the form of loans. We continue to be dependent on our ability to raise capital and the commitment of the principal stockholder to fund our operations. There can be no assurance that we will be successful in raising additional capital in the future, or that the principal stockholder will continue to lend funds to the Company.

Results  of  Operations
-----------------------

          For the three month ended September 30, 2001, the Company sustained a loss of $7,887 or $0.00 per share (basic and diluted). The loss in the second quarter of 2001 can be attributed primarily to the cost of compliance with filing requirements and a lack of revenues. For the comparable period of 2000, the Company sustained a loss of $18,676, or $0.00 per share on revenue of $0.00. As a result of the losses sustained the Company had a deficiency of stockholder's equity of $139,194 at September 30, 2001.


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

ITEM  2.  CHANGES  IN  SECURITIES

          During the quarter ended September 30, 2001, there were no changes in securities.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

          During the quarter ended September 30, 2001, there were no defaults upon senior securities.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

          During the quarter ended September 30, 2001, there were no matters submitted to a vote of the Company's shareholders.

ITEM  5.  OTHER

          During the quarter ended September 30, 2001, there were no material events to report that have not been previously disclosed herein.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

          During the quarter ended September 30, 2001, there were no reports on form 8-K.

                                   SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 12th day of November, 2001.

                              WAVE POWER.NET, INC.

                            /s/_____________________
                           By: Brian Fisher, President