Form 10KSB
period 2001-12-31
WAVE POWER NET INC
filed 2002-04-10
CIK 1123219

UNITED  STATES  SECURITIES  AND  EXCHANGE  COMMISSION
                             Washington,  D.C.  20549

                                   FORM  10-KSB

                  ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
                     OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934
                   FOR  THE  FISCAL  YEAR  ENDED  DECEMBER  31,  2001

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

                                  303-404-9904
                           (Issuer's  telephone  number)

               SECURITIES  REGISTERED  PURSUANT  TO  SECTION  12(B)  OF
                      THE  SECURITIES  EXCHANGE  ACT  OF  1934:

  Title  of  Each  Class     Name  of  Each  Stock  Exchange on Which Registered
 ---------------------         ----------------------------------------------
 Common  Stock,  Par                             Not  Applicable
 Value  $0.001  Per  Share

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Indicate by check mark whether the Registrant(1)has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO [ ]

     The number of shares of Registrant's Common Stock outstanding on December 31, 2001, was 17,780,000.

     The Registrant's total revenues for the year ended December 31, 2001, were $0.00.

                                TABLE  OF  CONTENTS

PART  I                                                                  PAGE
----

ITEM  1.    DESCRIPTION  OF  BUSINESS                                     3

ITEM  2.    DESCRIPTION  OF  PROPERTY                                     3

ITEM  3.    LEGAL  PROCEEDINGS                                            3

ITEM  4.    SUBMISSION  OF  MATTERS
            TO  A  VOTE  OF  SECURITY HOLDERS                             4

PART  II

ITEM  5.    MARKET  FOR  COMMON  EQUITY  AND  RELATED
            STOCKHOLDER  MATTERS                                          4

ITEM  6.    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS
            OR  PLAN  OF  OPERATIONS                                      7

ITEM  7.    FINANCIAL  STATEMENTS                                         7

ITEM  8.    CHANGES  IN  AND  DISAGREEMENTS  WITH
            ACCOUNTANTS                                                   8

PART  III
----

ITEM  9.    DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS
            AND  CONTROL  PERSONS                                         8

ITEM  10.   EXECUTIVE  COMPENSATION                                       9

ITEM  11.   SECURITY  OWNERSHIP  OF  BENEFICIAL  OWNERS                   9

ITEM  12.   CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS            9

ITEM  13.   EXHIBITS  AND  REPORTS  ON  FORM 10-KSB                       9

SIGNATURES                                                               11

PART  I
-------

Item  1.  Description  of  Business.
----------------------------------

The Company was incorporated as Novus Environmental, Inc. in the State of Delaware on November 6, 1997, to develop or acquire recycling technologies.

Principal  products  or  services  and  their  markets
------------------------------------------------------

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

None  that  are  pending  that  the  Company  is  aware  of  at  present.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.
----------------------------------------------------------------------

None.




PART  II
--------

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

     2001                 High  Bid               Low  Bid
      ----                 ---------               --------
     First  Quarter         $.38                    $.20
     Second  Quarter         .20                     .20
     Third  Quarter          .50                     .16
     Fourth  Quarter         .19                     .16

     2000                 High  Bid               Low  Bid
     ----                 ----------              --------
     First  Quarter        $6.00                   $1.37
     Second  Quarter        3.75                     .51
     Third  Quarter         1.04                     .25
     Fourth  Quarter        1.00                     .15


b. The Company has approximately ______ shareholders of record as of December 31, 2001.

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

For the year ended December 31, 2001, the Company sustained a net loss of $68,785 or, $0.00 per share (basic and diluted) as compared to $82,231 (restated) in year ended 2000.

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

Results  of  Operations
-----------------------

The Company's "Total Liabilities and Stockholder's Equity (Deficit)" for year ended December 31, 2001 was, $0.00. The Company's "Total Liabilities and Stockholder's Equity (Deficit)" for the year ended December 31, 2000, was $0.00 (restated).

Capital  Resources  and  Liquidity
----------------------------------

At December 31, 2001 we had a working capital deficit of $168,230, total stockholders' deficit of $168,230 and a net loss for the year ended December 31, 2001 of $68,785, arising primarily from expenses incurred to meet our reporting requirements. During the year ended December 31, 2001 the loss was completely funded by stockholder loans. We are dependent upon our ability to raise capital and funding from stockholders to fund expenses of operations.
There can be no assurance that we will be successful in raising additional capital in the future, or that the stockholders will continue to lend funds to the Company.

During  the  year ended 2001, the Company did not issue any unregistered shares.

Events  Subsequent  to  the  Fourth  Quarter
--------------------------------------------

On February 14, 2002 the Company entered into a conditional Agreement and Plan of Reorganization ("the Agreement") with 3 Strikes (USA), Inc. ("3 Strikes"), a privately held New York corporation. In order for the Company to complete this transaction the Company will file an amendment to its Articles of Incorporation with the Secretary of State of Delaware reflecting a reverse stock split of the Company's common stock on the basis of one share exchanged for every five shares currently outstanding. The Company will also increase its authorized capital stock to 100,000,000 shares and change its name from Wave Power.Net, Inc. to Insta-Win, Ltd. The agreement sets forth the terms and conditions whereby upon its completion the Company will acquire all of the issued and outstanding shares of 3 Strikes in exchange for the Company issuing 20,000,000 post reverse split shares of its common stock to the stockholders of 3 Strikes, or their assigns, and 1,300,000 post reverse split shares of its common stock to the current principal stockholder of the Company.

In connection with this transaction current shareholders of the Company who control approximately 90% of the Company's outstanding common stock have agreed to exchange their shares for cash amounting to $240,000 of which $148,005 will be used to retire the current outstanding stockholder loans.

As a result of these transactions, the current stockholders of the Company will own approximately 1,656,000 post reverse split shares of common stock or approximately 7% of the approximately 24,856,000 total outstanding shares of common stock on a post reverse split basis, and the current stockholders or assigns of 3 Strikes will own 23,200,000 of the post reverse split shares, or approximately 93% of the outstanding post reverse split shares of common stock of the Company, after giving effect to the 1 for 5 reverse stock split.

The transactions will result in a change of control with 3 Strikes being deemed the acquiror for accounting and financial reporting purposes in accordance with the view that the acquisition by a public shell of the assets of a private company's business should be accounted for as a reverse merger.

The terms and conditions of the Agreement and Plan of Reorganization are conditional and subject to modification.

On February 20, 2002, the Company filed a Schedule 14C Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934, which outlined the germane terms and conditions of the Company's proposed transaction with 3 Strikes (USA), Inc. On February 28, 2002, the Company was notified by the Division of Corporate Finance of the Securities and Exchange Commission that it intended to review and comment on the Company's 14(c) filing. Upon notification that there would be an indefinite delay in the consummation of the proposed transaction, 3 Strikes has indicated that it may not go forward with the Plan of Reorganization with the Company. On March 25, the Company received, via facsimile, several comments from the Division of Corporate Finance. To date, the Company has not responded to these comments.

Item  7.  Financial  Statements.
------------------------------

The Financial Statements for year ended 2001 are attached hereto and incorporate herein as an Exhibit. Pleased see ITEM 13, EXHIBITS.

Subsequent  Events
------------------

On February 14, 2002 the Company entered into an Agreement and Plan of Reorganization ("the Agreement") with 3 Strikes (USA), Inc. ("3 Strikes"), a privately held New York corporation. In order for the Company to complete this transaction the Company will file an amendment to its Articles of Incorporation with the Secretary of State of Delaware reflecting a reverse stock split of the Company's common stock on the basis of one share exchanged for every five shares currently outstanding. The Company will also increase its authorized capital stock to 100,000,000 shares and change its name from Wave Power.Net, Inc. to Insta-Win, Ltd. The agreement sets forth the terms and conditions whereby upon its completion the Company will acquire all of the issued and outstanding shares of 3 Strikes in exchange for the Company issuing 20,000,000 post reverse split shares of its common stock to the stockholders of 3 Strikes, or their assigns, and 1,300,000 post reverse split shares of its common stock to the current principal stockholder of the Company.

In connection with this transaction current shareholders of the Company who control approximately 90% of the Company's outstanding common stock have agreed to exchange their shares for cash amounting to $240,000 of which $148,005 will be used to retire the current outstanding stockholder loans.

As a result of these transactions, the current stockholders of the Company will own approximately 1,656,000 post reverse split shares of common stock or approximately 7% of the approximately 24,856,000 total outstanding shares of common stock on a post reverse split basis, and the current stockholders or assigns of 3 Strikes will own 23,200,000 of the post reverse split shares, or approximately 93% of the outstanding post reverse split shares of common stock of the Company, after giving effect to the 1 for 5 reverse stock split.

The transactions will result in a change of control with 3 Strikes being deemed the acquiror for accounting and financial reporting purposes in accordance with the view that the acquisition by a public shell of the assets of a private company's business should be accounted for as a reverse merger.

The terms and conditions of the Agreement and Plan of Reorganization are conditional and subject to modification.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
----------------------

Samuel Klein and Company, One Newark Center, Newark, New Jersey 07102, has audited the statements included herein. We have not had any changes in or disagreements with our accountants.


PART  III
---------

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
---------------------------------------------------------

Officers  and  Directors
------------------------

The  following  chart  sets  forth  information  on  our officers and directors:

     Name               Age               Title
------------     --               ---------------------------------
Brian  Fisher            52               President,  Secretary,  Treasurer

Our Bylaws require that we have a minimum of one director. Directors are elected at our annual meeting to be held on the 6th of November. Directors shall serve until their successors are duly elected or appointed. A vacancy on the Board of Directors may be filled by a majority vote of the remaining directors.

Biography  of  Sole  Director,  Brian  Fisher:

Brian Fisher, age 52, is a resident of British Colombia, Canada. After graduating from high school, Mr. Fisher became a plumber contractor and sold his business in 1980. He subsequently became a successful drilling contractor and sold that business in 1991, whereupon he became involved in the recycling industry. In 1997 he became President of Novus Environmental, Inc., now known as Wave Power.Net, Inc. To supplement his practical experiences in business, Mr. Fisher enrolled in several business management courses.

Identify  Significant  Employees
--------------------------------

As of the date of this registration statement, we have no persons, not mentioned above, who are expected to make a significant contribution to our business.

Family  Relationships
---------------------

As of the date of this registration statement, there are no family relationships between our promoters, executive officers, control persons, directors or persons nominated for such positions.

Involvement  in  Certain  Legal  Proceedings
--------------------------------------------

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

Compliance  with  Section  16(a)  of  the  Exchange  Act
--------------------------------------------------------

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
                                                   Common  Stock

Item  12.  Certain  Relationship  and  Related  Transactions.
--------------------------------------------------------------
None.

Changes  in  Control
--------------------

Changes in control may occur should the transaction as set forth above under the sub-heading, "Events Subsequent to the Fourth Quarter" come to pass. Brian
Fisher, the sole officer and director of the Company, would resign and be replaced by someone from 3 Strikes (USA), Inc. He would no longer be the Company's majority shareholder as well.

Item  13.  Exhibits  and  Reports  on  Form  10-KSB
---------------------------------------------------
                                  EXHIBITS

EXHIBIT  10          Agreement  and  Plan  of  Reorganization  between  Wave
                    Power.Net, Inc. and 3 Strikes (USA), Inc. dated February 14, 2002.

EXHIBIT  99          Year  end  2001  Financial  Statements

                                   SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, hereunto duly authorized this 10th day of April 2002.

                              Wave  Power.Net,  Inc.

                            /s/_____________________
                           By:  Brian  Fisher,  President