Form 10QSB
period 2002-03-31
WAVE POWER NET INC
filed 2002-05-14
CIK 1123219

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from ___________ to _________.

Commission file number: 011-16099
                        ---------


                             WAVE POWER.NET, INC.
                             --------------------
               (Name of Small Business Issuer in its Charter)


             Delaware                                 43-1798970
             --------                                 ----------
     (State of Incorporation)                     (I. R. S. Employer
                                                  Identification No.)



                           1004 Depot Hill Rd. #1E
                          Broomfield, Colorado 80020
                          --------------------------
               (Address of principal executive offices)(Zip Code)

                                303-404-9904
                                ------------
                        (Issuer's telephone number)

Check whether the issuer: (1)filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                         Yes [X]         No [ ]

The number of shares outstanding of Registrant's common stock ($0.001 par value) as of the quarter ended March 31, 2002 is 17,780,000.

                               TABLE OF CONTENTS


                                     PART I


                                                                       Page
                                                                       ----

ITEM 1.  FINANCIAL STATEMENTS............................................ 3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION....... 8


                                   PART II

ITEM 1.  LEGAL PROCEEDINGS.............................................. 10

ITEM 2.  CHANGES IN SECURITIES.......................................... 10

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES................................ 10

ITEM 4.  SUBMISSION TO A VOTE OF SECURITY HOLDERS....................... 10

ITEM 5.  OTHER INFORMATION.............................................. 11

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................... 11

         SIGNATURES..................................................... 11

                                    PART I


ITEM 1.  FINANCIAL STATEMENTS

Unless otherwise indicated, the term "Company" refers to Wave Power.Net, Inc. and its subsidiaries and predecessors. The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, so not include all information and footnotes required by generally accepted accounting principals and should, therefore, be read in conjunction with Company's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended December 31, 2001. These statements do include all the normal recurring adjustments which the Company believes is necessary and affords a fair presentation. The interim results are not necessarily indicative of the results for the full year ending December 31, 2002. Accordingly, consolidated audited interim financial statements, including a balance sheet for the Company as of the fiscal quarter ended March 31, 2002, and, statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are attached hereto as pages 4 through 8 herein, and are incorporated herein by this reference.

                             WAVE POWER.NET, INC.
                        (A Development Stage Company)
                               BALANCE SHEET
                              March 31, 2002





ASSETS                                                        $       0
                                                              =========


LIABILITIES AND STOCKHOLDERS' DEFICIT

  Current Liabilities
   Accounts payable and accrued expenses                      $  20,225
   Loans to stockholders                                        148,005
                                                              ---------
                                                                168,230


STOCKHOLDERS' DEFICIT
  Common stock, $.001 par value, 75,000,000 shares
    authorized, 17,780,500 issued and outstanding                17,780
  Paid in capital                                                95,220
  Deficit accumulated during the development stage             (281,230)
                                                              ---------
   TOTAL STOCKHOLDERS' DEFICIT                                 (168,230)
                                                              ---------
   TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                $       0
                                                              =========

                             WAVE POWER.NET, INC.
                        (A Development Stage Company)
                            STATEMENTS OF EXPENSES
              For the Three Months Ended March 31, 2002 and 2001
               and the period from November 6, 1997 (Inception)
                            Through March 31, 2002





                                                                   Inception
                                                                    Through
                                                                   March 31,
                                           2002         2001         2002
                                        ----------   ----------   -----------

General and administrative                           $  40,974    $  281,230
                                                     ----------   -----------
          Net loss                                   $ (40,974)   $ (281,230)
                                                     ==========   ===========

Loss per common share                         N/A    $    (.00)
Weighted average
  shares outstanding                   17,780,000   17,780,000

                                WAVE POWER.NET, INC.
                           (A Development Stage Company)
                              STATEMENTS OF CASH FLOWS
                 For the Three Months Ended March 31, 2002 and 2001
                  and the period from November 6, 1997 (Inception)
                               Through March 31, 2002


                                                                      Inception
                                                                       Through
                                                                      March 31,
                                              2002         2001         2002
                                           ----------   ----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                              $ (40,974)   $ (281,230)
  Adjustments to reconcile net income to net
    cash provided by operating activities
  Changes in:
    Accounts payable and accrued expenses                  19,965        20,225
    Prepaid rent                                           (2,385)
                                                        ----------   -----------
     NET CASH USED BY OPERATING ACTIVITIES                (23,394)     (261,005)
                                                        ----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sales of stock                             23,394       113,000
  Proceeds of loans from stockholders                                148,005
                                                        ----------   -----------
     NET CASH PROVIDED BY FINANCING ACTIVITIES             23,394       261,005
                                                        ----------   -----------

NET INCREASE (DECREASE) IN CASH                                 0             0

CASH - Beginning of period                 $       0            0             0
                                           ----------   ----------   -----------
     - End of period                       $       0    $       0    $        0
                                           ==========   ==========   ===========

                             WAVE POWER.NET, INC.
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Wave Power.Net, Inc., a Delaware corporation ("Wave Power"), have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 2001, as reported in Form 10-KSB, have been omitted.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Other than what has been disclosed herein and in the year end report for year 2001, filed on April 10, 2002, the Company is not aware of any immediate circumstances or trends which would have a negative impact upon future sales or earnings. There have been no material fluctuations in the standard seasonal variations of the Company business. The accompanying financial statements include all adjustments, which in the opinion of management are necessary in order to make the financial statements not misleading.

The Company
____________

The Company presently temporarily offices at no cost, at 1004 Depot Hill Rd., #1E, Broomfield, Colorado 80020.

Business of Issuer
___________________

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

The terms and conditions of the Agreement and Plan of Reorganization were conditional and subject to modification. For several reasons, on April 19, 2002, the parties mutually decided to rescind their February 14, 2002 Agreement and Plan of Reorganization returning the parties to their pre-agreement status quo and releasing each from any further obligations and indemnifying each for any resulting liabilities.

Since its recent attempts to procure merger and acquisition opportunities have proved unfruitful, the Company intends to continue to review opportunities and to consider viable merger/acquisition opportunities should they present themselves.

Capital Resources and Liquidity
________________________________

At March 31, 2002 we had a working capital deficit of $168,230, as opposed to a working capital deficit of $140,219 for the 1st quarter ended March 31, 2001; a total stockholders' deficit of $168,230, as opposed to $126,115 in 1st quarter ended March 31, 2001, and a loss for the three months ended March 31, 2002 of $40,974, as opposed to $41,072 for the 1st quarter ended March 31, 2001. These deficits are primarily a result of expenses incurred to meet our reporting requirements. Our losses have been funded by stockholders of the Company in the form of loans. We continue to be dependent on our ability to raise capital and the commitments of stockholders to fund our operations. There can be no assurance that we will be successful in raising additional capital in the future, or that company stockholders will continue to lend funds to the Company.

Results of Operations
______________________

For the three month ended March 31, 2002, the Company sustained a loss of $40,974 or $0.00 per share (basic and diluted)as opposed to a loss of $41,072 for the 1st quarter ended March 31, 2001. The loss in the first quarter of 2002 can be attributed primarily to the cost of compliance with filing requirements. For the comparable period of 2001, the Company sustained a loss of $41,072 or $0.00 per share on revenue of $0.00. As a result of the losses sustained the Company had a deficiency of stockholder's equity of $168,230 at March 31, 2002.

                                   PART II

ITEM 1.  LEGAL PROCEEDINGS

The Company was not involved in any legal proceedings during the quarter ended March 31, 2002.

ITEM 2.  CHANGES IN SECURITIES

During the quarter ended March 31, 2002, there were no changes in securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

During the quarter ended March 31, 2002, there were no defaults upon senior securities.

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

On April 23, 2002, the Company filed a Definitive 14(c) Information Statement which referenced the rescission of its Agreement and Plan of Reorganization with 3 Strikes (USA), Inc., which returned the parties to their pre-agreement status quo and releasing each from any further obligations and indemnifying each for any resulting liabilities.

ITEM 5.  OTHER INFORMATION

On April 25, 2002, the Company and Via-Tek, Inc., a private Delaware corporation, entered into a conditional Agreement and Plan of Reorganization of which the basic terms of exchange are: At Closing, the Company shall cause to be delivered to the Via-Tek shareholders certificates or rights representing 18,000,000 equivalent post-reverse split shares of the Company's Common Capital Stock, in consideration for the transfer to the Company by the Via-Tek's shareholders of all the common shares of the capital stock of Via-Tek issued and outstanding as of the Closing Date. No other shares of any preference or type of Via-Tek are outstanding on the date of this Agreement or shall be outstanding on the Closing Date; the parties agreed that a 1:5 reverse stock split of the shares of the Company shall occur on or after the Closing. The Company and its principal shareholders have consented to the reverse stock split and the issuance of additional shares of common stock to the Via-Tek shareholders to effectuate the post reverse split total of 18,000,000 shares to Via-Tek shareholders and/or assigns. The parties agree that the surviving entity shall have no more than 31,816,000 post-split shares issued and outstanding after the consummation of the transaction proposed.
The Via-Tek shareholders shall, in consideration for their receipt of the shares of the Company's Common Capital Stock, transfer and deliver to the

Company certificates representing all of the issued and outstanding shares of Via-Tek common stock owned by them. The Company shall receive good and marketable title to all of Via-Tek issued and outstanding common stock free and clear of all liens, mortgages, pledges, claims or other rights or encumbrances whatever, whether disclosed or undisclosed. The Agreement and Plan of Reorganization are attached hereto as an Exhibit.

As of the date of this filing, this transaction has not been consummated.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

During the quarter ended March 31, 2002, there were no reports on form 8-K.

                                   EXHIBITS
                                   ________

Exhibit No.
-----------

     2       April 25, 2002 Agreement and Plan of
             Reorganization between Wave Power.Net,
             Inc. and Via-Yek, Inc.








                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this Form 10-QSB this 13th day of May, 2002.


                             WAVE POWER.NET, INC.


                            /S/ BRIAN FISHER
                           ________________________
                          By: Brian Fisher, President