Form 10KSB/A
period 2002-03-31
WAVE POWER NET INC
filed 2002-06-18
CIK 1123219

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB/A
                               (Amendment No. 1)

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                       Commission file number: 001-16099

                             WAVE POWER.NET, INC.
                  ------------------------------------------
                (Name of Small Business Issuer in its Charter)

                 Delaware                          43-1798970
          --------------------          ----------------------------
        (State of Incorporation)    (I.R.S. Employer Identification No.)



              950 N. Federal Highway, #209, Pompano Beach, FL 33062
             -------------------------------------------------------
           (Address of principal executive offices)         (Zip Code)

                                  303-404-9904
                             -----------------------
                           (Issuer's telephone number)


               SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF
                      THE SECURITIES EXCHANGE ACT OF 1934:

  Title of Each Class        Name of Each Stock Exchange on Which Registered
 ---------------------      -------------------------------------------------
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

EXPLANATORY NOTE: This is Amendment No. 1 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, which was filed with the Securities and Exchange Commission on April 10, 2002. This amendment is being filed to update the subsequent event disclosures for our financial statements as described therein in Note 8. The auditors have also updated the date of their independent audit report with respect to the information set forth in
Note 8.  The "Items" amended by this filing are:


PART II
-------

Item  6.    Management's Discussion and Analysis or Plan of Operations

Item  7.    Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


PART III
--------

Item  13.   Exhibits and Reports on Form 8-K

                                TABLE OF CONTENTS


PART  I                                                                  PAGE
-------                                                                  ----

Item  1.    Description of Business                                         4

Item  2.    Description of Property                                         4

Item  3.    Legal Proceedings                                               4

Item  4.    Submission of Matters to a Vote of Security Holders             4


PART  II
--------

Item  5.    Market for Common Equity and Related Stockholder Matters        5

Item  6.    Management's Discussion and Analysis or Plan of Operations      5

Item  7.    Financial Statements                                            7

Item  8.    Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                       10


PART  III
---------

Item  9.    Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act              10

Item  10.   Executive Compensation                                         11

Item  11.   Security Ownership of Beneficial Owners                        11

Item  12.   Certain Relationships and Related Transactions                 12

Item  13.   Exhibits and Reports on Form 8-K                               12


SIGNATURES                                                                 13

PART  I
-------

Item  1.  Description of Business.
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
----------------------------------

The Company has no physical assets. We have rented offices at 950 N. Federal Highway, Pompano Beach, FL 33062.

Item  3.  Legal Proceedings.
----------------------------

None that are pending that the Company is aware of at present.

Item  4.  Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

None.

PART  II
--------

Item  5.  Market for Common Equity and Related Stockholder Matters.
-------------------------------------------------------------------

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
--------------------------------------------------------------------

The following discussion and analysis should be read in conjunction with the Company financial statements and notes thereto included elsewhere in this Form 10-KSB/A. Except for the historical information contained herein, the discussion in this Form 10-KSB/A contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-KSB/A should be read as being applicable to all related forward statements wherever they appear in this Form 10-KSB/A. The Company actual results could differ materially from those discussed here.

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

Item  7.  Financial Statements.
-------------------------------

The Financial Statements for year ended 2001 are attached hereto and incorporate herein as an Exhibit. Please see Item 13 under "EXHIBITS".

Subsequent Events

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

On April 13, 2002, 3 Strikes (USA), Inc. withdrew its offer to acquire Wave Power.Net, Inc.

On April 25, 2002 the Company entered into a conditional Agreement and Plan of Reorganization ("the Agreement") with Via-Tek Inc. ("Via-Tek"), a privately held Delaware corporation. In order to complete this transaction the Company will effect a reverse stock split of its common stock on the basis of one share exchanged for every five shares currently outstanding. The Agreement sets forth the terms and conditions whereby upon its completion the Company will acquire all of the issued and outstanding shares of Via-Tek in exchange for the Company issuing 18,000,000 post reverse split shares of its common stock to the stockholders of Via-Tek, or their assigns, and 1,816,000 shares to the current principal stockholder of the Company, on a post reverse split basis for past services rendered. The Company and its principal stockholders have consented to the reverse stock split and the issuance of additional shares of common stock of the Company to the Via-Tek shareholders to allow for the number of post reverse split shares to be issued as indicated. The parties agreed that the surviving entity will have no more than 31,816,000 post reverse split shares issued and outstanding after the closing of the transaction. This transaction has not yet been consummated.

On May 15, 2002 the Board of Directors of the Company, ("the Board") adopted the 2002 Compensation Plan I ("the Plan") effective April 1, 2002, and will register 2,000,000 shares of the Company's common stock to be used for payment of services rendered and/or the opportunity to purchase common stock of the Company. The Board or its designee will determine and designate, from time to time, those officers, directors, consultants, advisors, and employees of the Company, or consultants, advisors and employees of a parent or subsidiary of the Company, to whom shares are to be issued and/or options are to be granted pursuant to the Plan, and the number of shares to be optioned, from time to time, to any individual or entity.

The share price or option price will be determined as of the time the shares or option to purchase shares is granted and may be increased or decreased by the Board or its designee, form time to time, provided, however, that no shares, nor option to purchase shares may be issued at a price that is less than 50% of the then-current bid price of the common stock. The initial and standard price per share of common stock to be issued directly or by option is $.18 per share, but may be changed by the Board or its designee from time to time.

Options granted pursuant to the Plan will expire on the first to occur of the following dates, whether or not exercisable on such date:

(a) five years from the date the option is granted, (b) six months from the date the optionee ceases to be employed by the Company due to permanent and total disability, (c) the date of termination of employment by the Company for reason other than retirement, permanent and total disability or death, unless the Board determines in its sole discretion that it would be in the best interests of the Company to extend the options for a period not to exceed three years or (d) three months from the date the employee retires with the permission of the Board.

No right or privilege of any person subject to the Plan is transferable or assignable except to the person's personal representative in the event of the person's death, at which time such personal representative will have up to one year to exercise such options which were exercisable at the time of the person's death. Except for this provision, options granted pursuant to the Plan can be exercised only by the optionee during his lifetime.

If the number of shares of common stock of the Company increases or decreases by change in par value, spilt-up, reclassification, or payment of a stock dividend, the number of shares to be issued, or an option held by an optionee and the option price per share will be proportionately adjusted. If the Company is reorganized, consolidated or merged with another corporation, the person shall be entitled to receive shares or options on shares of such reorganized, consolidated or merged company in the same proportion, at an equivalent price per share and subject to the same conditions as he was originally entitled to receive pursuant to the Plan.

Upon dissolution or liquidation of the Company, the options granted pursuant to the Plan will terminate and become null and void, but an optionee shall have the right immediately prior to such dissolution or liquidation to exercise any options granted that are still exercisable pursuant to the Plan, to the extent not previously exercised.

The Plan will terminate either on the date of issuance of the last share of common stock allocated under the Plan, or ten years from the Plan's effective date, whichever is earlier.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

Samuel Klein and Company, One Newark Center, Newark, New Jersey 07102, has audited the statements included herein. On May 9, 2002, Registrant changed its certifying accountants from Samuel Klein and Company, Newark, New Jersey, to Malone & Bailey, PLLC, 5444 Westheimer Rd., #2080, Houston, Texas 77056.

     (i) The Company dismissed Samuel Klein and Company as its independent accountant;

     (ii) The report of Samuel Klein and Company for the past two years has not contained an adverse opinion or disclaimer of opinion and was not qualified as to audit scope or accounting principles during the past two fiscal years, however it was modified to express substantial doubt about the Company's ability to continue as a going concern;

     (iii) The decision to change accountants was approved by the Registrant's Board of Directors; and

     (iv)(A) There were no disagreements related to accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the past two fiscal years and through the date of dismissal.

     (1) On May 9, 2002, the Registrant engaged Malone & Bailey, PLLC as its independent accountants.

               (i) The Registrant did not consult with Malone & Bailey, PLLC its new independent accountants, regarding any matter prior to its engagement; and

     (2) The Registrant has provided to Samuel Klein and Company, its former accountants, a copy of the disclosures contained in the filing and the Registrant has requested a letter from Samuel Klein and Company, addressed to the Commission, confirming the statements made by the Registrant in this

PART  III
---------

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

Officers and Directors

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

Item  10.   Executive Compensation.
-----------------------------------

None of the Company's executive officers and directors received any compensation, cash or non-cash, during the fiscal year ended December 31, 2001.

Item  11.  Security Ownership of Certain Beneficial Owners and Management.
--------------------------------------------------------------------------

The following table sets forth information as of December 31, 2001, regarding the ownership of the Company's common stock by each shareholder known to the Company to be the beneficial owner of more than five percent of its outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

Title of             Name & Address of        Amount & Nature         Percent
Class                 Beneficial Owner         of Ownership          of Class
------------------------------------------------------------------------------
Common                 Brian Fisher            12,300,000 shares        69%
                      17938 67th Ave.            Common stock
                    Cloverdale, BC, Canada

TOTAL                                          12,300,000 shares        69%
                                                 Common Stock

Item 12.  Certain Relationship and Related Transactions.
--------------------------------------------------------

None.

Changes in Control

Changes in control may occur should the transaction as set forth above under the sub-heading, "Events Subsequent to the Fourth Quarter" come to pass. Brian Fisher, the sole officer and director of the Company, would resign and be replaced by someone from 3 Strikes (USA), Inc. He would no longer be the Company's majority shareholder as well.

Item  13.  Exhibits and Reports on Form 8-K.
--------------------------------------------


                                  EXHIBITS

EXHIBIT 2.1 Agreement and Plan of Reorganization between Wave Power.Net, Inc. and 3 Strikes (USA), Inc. dated February 14, 2002.

EXHIBIT 2.2 Agreement and Plan of Reorganization between Wave Power.Net, Inc. and Via-Tek, Inc. dated April 25, 2002.

EXHIBIT 99          Year End 2001 Financial Statements



                             REPORTS ON FORM 8-K

On May 9, 2002, the Registrant filed a notice of Change of Accountants on Form 8-K dismissing the accounting firm of Samuel Klein and Company and retaining the accounting firm of Malone & Bailey, PLLC.

On June 14, 2002, the Registrant filed Form 8-K/A (Amendment No. 1) amending Form 8-K filed on May 9, 2002.

                                  SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, hereunto duly authorized this 17th day of June 2002.


                              Wave Power.Net, Inc.

                                /s/ Brian Fisher
                              _______________________________
                              By: Brian Fisher, President