Form 10QSB
period 2002-06-30
WAVE POWER NET INC
filed 2002-08-19
CIK 1123219

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from _____________ to _______________.

Commission file number: 011-16099
                        ---------


                            WAVE POWER.NET, INC.
                            --------------------
                 (Name of Small Business Issuer in its Charter)


        Delaware                                    43-1798970
      ------------                                ---------------
(State of Incorporation)             (I. R. S. Employer Identification No. )


                           1004 Depot Hill Rd. #1E
                          Broomfield, Colorado 80020
                          -------------------------
              (Address of principal executive offices)(Zip Code)


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

                           Yes [X]         No [ ]

The number of shares outstanding of Registrant's common stock ($0.001 par value) as of the quarter ended June 30, 2002 is 17,780,000.

                               TABLE OF CONTENTS

                                    PART I


                                                                         Page
                                                                         ----
ITEM 1.  FINANCIAL STATEMENTS..........................................    3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.....    8


                                     PART II

ITEM 1.  LEGAL PROCEEDINGS.............................................   10

ITEM 2.  CHANGES IN SECURITIES.........................................   10

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...............................   10

ITEM 4.  SUBMISSION TO A VOTE OF SECURITY HOLDERS......................   10

ITEM 5.  OTHER.........................................................   10

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..............................   11

         SIGNATURES....................................................   11

                                    PART I


ITEM 1.  FINANCIAL STATEMENTS

Unless otherwise indicated, the term "Company" refers to Wave Power.Net, Inc. and its subsidiaries and predecessors. The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, so not include all information and footnotes required by generally accepted accounting principals and should, therefore, be read in conjunction with Company's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended December 31, 2001. These statements do include all the normal recurring adjustments which the Company believes is necessary and affords a fair presentation. The interim results are not necessarily indicative of the results for the full year ending December 31, 2002. Accordingly, consolidated audited interim financial statements, including a balance sheet for the Company as of the fiscal quarter ended June 30, 2002, and, statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are attached hereto as Pages F-1 through F-4 (pages 4 through 7 herein),and are incorporated herein by this reference.

                             WAVE POWER.NET, INC.
                        (A Development Stage Company)

                                BALANCE SHEET
                                June 30, 2002





ASSETS                                                        $       0
                                                              =========


LIABILITIES AND STOCKHOLDERS' DEFICIT

  Current Liabilities
   Accounts payable and accrued expenses                      $  20,225
   Loans to stockholders                                        148,005
                                                              ---------
   TOTAL LIABILITIES                                            168,230
                                                              ---------

STOCKHOLDERS' DEFICIT
  Common stock, $.001 par value, 75,000,000 shares
    authorized, 17,780,000 issued and outstanding                17,780
  Paid in capital                                                95,220
  Deficit accumulated during the development stage             (281,230)
                                                              ---------
   TOTAL STOCKHOLDERS' DEFICIT                                 (168,230)
                                                              ---------
   TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                $       0
                                                              =========


                                           WAVE POWER.NET, INC.
                                       (A Development Stage Company)

                                           STATEMENTS OF EXPENSES
                          For the Three Months and Six Months Ended June 30, 2002
                          and 2001 and the period from November 6, 1997 (Inception)
                                           Through June 30, 2002




                                                                                     Inception
                              Three Months Ended           Six Months Ended           Through
                                   June 30,                    June 30,               June 30,
                              2002          2001          2002           2001           2002
                            --------      --------      --------       --------      ---------
 General and
  administrative                          $  5,094                     $ 46,068      $ 281,230
                                          --------                     --------      ---------
          Net loss                        $( 5,094)                    $(46,068)     $(281,230)
                                          ========                     ========      =========
Basic and diluted loss
  per common share               N/A      $   (.00)         N/A        $   (.00)

Weighted average
  shares outstanding      17,780,000    17,780,000   17,780,000      17,780,000

                                         WAVE POWER.NET, INC.
                                     (A Development Stage Company)

                                       STATEMENTS OF CASH FLOWS
                            For the Six Months Ended June 30, 2002 and 2001 and the period from November 6, 1997 (Inception)
                                        Through June 30, 2002

                                                                                    Inception
                                                                                     Through
                                                                                     June 30,
                                                2002                2001               2002
                                             ---------           ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                       $ (46,068)         $(281,230)
  Adjustments to reconcile net loss to net
    cash used by operating activities
  Changes in:
    Prepaid expenses                                               ( 1,590)
    Accounts payable and accrued expenses                          (18,028)            20,225
    Prepaid rent

                                                                 ---------          ---------
     NET CASH USED BY OPERATING ACTIVITIES                         (65,686)          (261,005)
                                                                 ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sales of stock                                                        113,000
  Proceeds of loans from stockholders                               65,686            148,005
                                                                 ---------          ---------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                      65,686            261,005
                                                                 ---------          ---------

NET INCREASE (DECREASE) IN CASH                                          0                  0

CASH - Beginning of period                   $       0                   0                  0
                                             ---------           ---------          ---------
     - End of period                         $       0           $       0          $       0
                                             =========           =========          =========

                             WAVE POWER.NET, INC.
                        (A Development Stage Company}

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

The Company
-----------

The Company presently temporarily offices at no cost, at 1004 Depot Hill Rd., #1E, Broomfield, Colorado 80020.

Business of Issuer
------------------

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

On February 14, 2002 the Company entered into an Agreement and Plan of Reorganization ("the Agreement") with 3 Strikes (USA), Inc., a privately held New York corporation.

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

On April 25, 2002, the Company and Via-Tek, Inc., a private Delaware corporation, entered into a conditional Agreement and Plan of Reorganization.

A condition of the Agreement Plan of Reorganization ("Agreement") between Wave Power.Net, Inc. (the "Company") and Via-Tek was that Via-Tek comply and adhere to, among other provisions, Section III., COVENANTS, Article 3.1, General:
"Each of the parties hereto will use its best efforts to take all actions and to do all things necessary in order to consummate and make effective the transaction contemplated by this Agreement..."

Via-Tek Director Thomas Bergman ("Bergman"), who has acted as Via-Tek's representative throughout its discussions and negotiations with the Company prior to the Agreement and ever since, has intentionally and repeatedly violated the spirit of Section III., COVENANTS, Article 3.1, General, by trying to renegotiate the terms and conditions of the original and conformed Agreement Plan of Reorganization executed by the parties on April 14, 2002. Bergman was attempting to coerce more favorable terms from the Company by refusing to submit the necessary financial information to Malone and Bailey, auditors retained by, and paid for, by the Company. Bergman was cognizant that pursuant to rules and regulations of the Securities and Exchange Commission, Via-Tek must be audited in order to consummate the party's Agreement. Bergman's actions, on behalf of Via-Tek, constitute an intentional and willful breach of the party's Agreement.

On July 26, 2002 a Mutual Recission of Merger Agreement prepared by Via-Tek, was executed by Via-Tek and the Company's President, Brian Fisher ("Fisher"). The Company contends that the Mutual Recission of Merger Agreement was executed by Fisher under false pretenses. Bergman had intentionally misled Fisher to believe that the terms and conditions of the Mutual Recission of Merger Agreement had been reviewed and approved by the principals involved in the transaction and by the other board members of the Company. In fact, the other board members of the Company, Dominic Martinez and Dan Motsinger, had not been apprized of the content in the Mutual Recission of Merger Agreement nor of Bergman's intent.

Accordingly, the Company is refusing to acknowledge the Mutual Recission of Merger Agreement executed by the Company's President, Brian Fisher. It is the Company's contention that pursuant to the Delaware Revised Statutes, as amended, that a rescission of a merger agreement must be approved by a majority of the Company's directors.

In August 2002, the Company unilaterally rescinded the Agreement Plan of Reorganization between the Company and Via-Tek based upon Via-Tek's willful and intentional breach of the Agreement. Furthermore, the Company is exploring its right to pursue a legal action against Via-Tek, and Thomas Bergman individually, for breach of contract, misrepresentation, fraud and extortion.

Since its recent attempts to procure merger and acquisition opportunities have proved unfruitful, the Company intends to continue to review opportunities and to consider viable merger/acquisition opportunities should they present themselves.

Capital Resources and Liquidity
-------------------------------

At June 30, 2002 we had a working capital deficit of 168,230, as opposed to a working capital deficit of $145,513 as of June 2001, total stockholders' deficit of $168,230, as opposed to $131,307 as of June 2001, and a loss for the three months ended June 30, 2002 of $0, as opposed to $5,094 for the quarter ended June 2001. This deficit was primarily a result of expenses incurred to meet our reporting requirements. Our losses have been funded by stockholders of the Company in the form of loans. We continue to be dependent on our ability to raise capital and the commitments of stockholders to fund our operations. There can be no assurance that we will be successful in raising additional capital in the future, or that company stockholders will continue to lend funds to the Company.

Results of Operations
---------------------

For the three months ended June 30, 2002, the Company sustained a loss of $0 as opposed to a loss of $5,094 for the quarter ended June 30, 2001. The loss in the quarter ending June 30, 2002 can be attributed primarily to the cost of compliance with filing requirements. The Company had a deficiency of stockholder's equity of $168,230 at June 30, 2002.





                                    PART II

ITEM 1. LEGAL PROCEEDINGS

The Company was not involved in any legal proceedings during the quarter ended June 30, 2002.

ITEM 2. CHANGES IN SECURITIES

During the quarter ended June 30, 2002, there were no changes in securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

During the quarter ended June 30, 2002, there were no defaults upon senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 20, 2002, the Company filed a Schedule 14C Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934, which outlined the germane terms and conditions of the Company's proposed transaction with 3 Strikes (USA), Inc., a New York corporation. On February 28, 2002, the Company was notified by the Division of Corporate Finance of the Securities and Exchange Commission that it intended to review and comment on the Company's 14(c) filing. Upon notification that there would be an indefinite delay in the consummation of the proposed transaction, 3 Strikes has indicated that it may not go forward with the Plan of Reorganization with the Company. On March 25, the Company received, via facsimile, several comments from the Division of Corporate Finance.

On April 23, 2002, the Company filed a Definitive 14(c) Information Statement which referenced the rescission of its Agreement and Plan of Reorganization with 3 Strikes (USA), Inc., which returned the parties to their pre-agreement status quo and releasing each from any further obligations and indemnifying each for any resulting liabilities.

On June 14, 2002, the Company filed a Preliminary 14c Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934, which outlined the germane terms and conditions of the Company's proposed transaction with Via-Tek, Inc., a Delaware corporation.

The issues presented to the shareholders in the Information Statement included the intention of the Company's Board of Directors to vote in favor or entering into an Agreement and Plan of Reorganization with Via-Tek Inc., to amend Wave Power's Articles of Incorporation in order to change its name from "Wave Power.Net, Inc." to "Power Source, Inc., or Power Tek, Inc."; and, to authorize a reverse split of the outstanding common stock of Wave Power so that, after the effective date of the reverse split, there will be one (1) share of common stock outstanding for every five (5) shares of common stock outstanding prior to the effective date of the reverse stock split.

On August 8, 2002, the Company filed a Definitive 14c Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934, the reasons for which are set forth in Item 2, "Management's Discussion and Analysis" section of this filing, unilaterally rescinded the Agreement Plan of Reorganization between the Company and Via-Tek based upon Via-Tek's willful and intentional breach of the Agreement.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

During the quarter ended June 30, 2002, there were no reports on form 8-K.




                                SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this Form 10-QSB this 19th day of August, 2002.

                           WAVE POWER.NET, INC.


                        /s/_____________________
                 By: Dominic Martinez, Secretary & Director