Form 10KSB/A
period 2001-12-31
TELCO BLUE INC
filed 2002-10-07
CIK 1123219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            FORM 10-KSB/2nd Amendment
                            -------------------------

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                        Commission file number: 00116099

                                TELCO BLUE, INC.
                                ----------------
                    (Formerly known as Wave Power.net, Inc.)

                 (Name of Small Business Issuer in its Charter)


         Delaware                                         43-1798970
------------------------                    ------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

              388 Market Street, Ste. 500, San Francisco, CA 94111
              ----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  303-404-9904
                           ---------------------------
                           (Issuer's telephone number)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE SECURITIES
                              EXCHANGE ACT OF 1934:

                                                     Name of Each Stock Exchange
  Title of Each Class                                    on Which Registered
----------------------                               ---------------------------
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

EXPLANATORY NOTE: This is Amendment No. 2 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, which was filed with theSecurities and Exchange Commission on April 10, 2002. This amendment is being filed at the insistence of the company's old auditors, Samuel Klein and Company, to update the subsequent event disclosures for our financial statements as described therein in Note 8. The auditors have also updated the date of their independent audit report with respect to the information set forth in Note 8. The "Items" amended by this filing are:

Part II:

Item 7.

Financial Statements

                                TABLE OF CONTENTS

PART  I                                                                  PAGE
-------

ITEM  1.    DESCRIPTION OF BUSINESS                                        4

ITEM  2.    DESCRIPTION OF PROPERTY                                        4

ITEM  3.    LEGAL PROCEEDINGS                                              4

ITEM  4.    SUBMISSION OF MATTERS
            TO A VOTE OF SECURITY HOLDERS                                  4

PART  II
--------

ITEM  5.    MARKET FOR COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS                                            4

ITEM  6.    MANAGEMENT'S DISCUSSION AND ANALYSIS                           5
                  OR PLAN OF OPERATIONS

ITEM  7.    FINANCIAL STATEMENTS                              See Exhibit 99

ITEM  8.    CHANGES IN AND DISAGREEMENTS WITH
            ACCOUNTANTS                                                    9

PART  III
----

ITEM  9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
            AND CONTROL PERSONS                                           11

ITEM  10.   EXECUTIVE COMPENSATION                                        11

ITEM  11.   SECURITY OWNERSHIP OF BENEFICIAL OWNERS                       11

ITEM  12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                12

ITEM  13.   EXHIBITS AND REPORTS ON FORM 8-K                              12

SIGNATURES

PART  I
-------

Item  1.  Description of Business.
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

         2001              High Bid               Low Bid
     --------------        --------               --------
     First Quarter         $.38                   $.20
     Second Quarter         .20                    .20
     Third Quarter          .50                    .16
     Fourth Quarter         .19                    .16

         2000              High Bid               Low Bid
     --------------        --------               -------
     First Quarter         $6.00                  $1.37
     Second Quarter         3.75                    .51
     Third Quarter          1.04                    .25
     Fourth Quarter         1.00                    .15


b. The Company has approximately 150 shareholders of record as of December 31, 2001.

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

Results of Operations
---------------------
The Company's "Total Liabilities and Stockholder's Equity (Deficit)" for year ended December 31, 2001 was, $0.00. The Company's "Total Liabilities and Stockholder's Equity (Deficit)" for the year ended December 31, 2000, was $0.00 (restated).

Capital Resources and Liquidity
-------------------------------
At December 31, 2001 we had a working capital deficit of $168,230, total stockholders' deficit of $168,230 and a net loss for the year ended December 31, 2001 of $68,785, arising primarily from expenses incurred to meet our reporting requirements. During the year ended December 31, 2001 the loss was completely funded by stockholder loans. We are dependent upon our ability to raise capital and funding from stockholders to fund expenses of operations. There can be no assurance that we will be successful in raising additional capital in the future, or that the stockholders will continue to lend funds to the Company.

During the year ended 2001, the Company did not issue any unregistered shares.

Events Subsequent to the Fourth Quarter
---------------------------------------
On February 14, 2002 the Company entered into a conditional Agreement and Plan of Reorganization ("the Agreement") with 3 Strikes (USA), Inc. ("3 Strikes"), a privately held New York corporation. In order for the Company to complete this transaction the Company will file an amendment to its Articles of Incorporation with the Secretary of State of Delaware reflecting a reverse stock split of the Company's common stock on the basis of one share exchanged for every five shares currently outstanding. The Company will also increase its authorized capital stock to 100,000,000 shares and change its name from Wave Power.Net, Inc. to Insta-Win, Ltd. The agreement sets forth the terms and conditions whereby upon its completion the Company will acquire all of the issued and outstanding shares of 3 Strikes in exchange for the Company issuing 20,000,000 post reverse split shares of its common stock to the stockholders of 3 Strikes, or their assigns, and 1,300,000 post reverse split shares of its common stock to the current principal stockholder of the Company.

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

Subsequent Events
-----------------
On February 14, 2002 the Company entered into an Agreement and Plan of Reorganization ("the Agreement") with 3 Strikes (USA), Inc. ("3 Strikes"), a privately held New York corporation. In order for the Company to complete this transaction the Company will file an amendment to its Articles of Incorporation with the Secretary of State of Delaware reflecting a reverse stock split of the Company's common stock on the basis of one share exchanged for every five shares currently outstanding. The Company will also increase its authorized capital stock to 100,000,000 shares and change its name from Wave Power.Net, Inc. to Insta-Win, Ltd. The agreement sets forth the terms and conditions whereby upon its completion the Company will acquire all of the issued and outstanding shares of 3 Strikes in exchange for the Company issuing 20,000,000 post reverse split shares of its common stock to the stockholders of 3 Strikes, or their assigns, and 1,300,000 post reverse split shares of its common stock to the current principal stockholder of the Company.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
-------------------------------------------------------------------------

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

         (1) On May 9, 2002, the Registrant engaged Malone & Bailey, PLLC as its independent accountants.

                    (i) The Registrant did not consult with Malone & Bailey, PLLC its new independent accountants, regarding any matter prior to its engagement; and

         (2)The Registrant has provided to Samuel Klein and Company, its former accountants, a copy of the disclosures contained in the filing and the Registrant has requested a letter from Samuel Klein and Company, addressed to the Commission, confirming the statements made by the Registrant in this year ended 2001 report.

PART  III
---------

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
-----------------------------------------------------------------------

Officers  and  Directors

The following chart sets forth information on our officers and directors:

     Name               Age                          Title
------------           -----               ---------------------------------
Brian Fisher            52                 President, Secretary, Treasurer

Our Bylaws require that we have a minimum of one director. Directors are elected at our annual meeting to be held on the 6th of November. Directors shall serve until their successors are duly elected or appointed. A vacancy on the Board of Directors may be filled by a majority vote of the remaining directors.

Biography of Sole Director, Brian Fisher:
----------------------------------------
Brian Fisher, age 52, is a resident of British Colombia, Canada. After graduating from high school, Mr. Fisher became a plumber contractor and sold his business in 1980. He subsequently became a successful drilling contractor and sold that business in 1991, whereupon he became involved in the recycling industry. In 1997 he became President of Novus Environmental, Inc., now known as Wave Power.Net, Inc. To supplement his practical experiences in business, Mr. Fisher enrolled in several business management courses.

Identify Significant Employees
------------------------------
As of the date of this registration statement, we have no persons, not mentioned above, who are expected to make a significant contribution to our business.

Family Relationships
--------------------
As of the date of this registration statement, there are no family relationships between our promoters, executive officers, control persons, directors or persons nominated for such positions.

Involvement in Certain Legal Proceedings
----------------------------------------
As of the date of this registration statement, the Company has had no events, to the best of our knowledge, that occurred during the past five years, including bankruptcies, criminal convictions or proceedings, court orders or judgments, that are material to an evaluation of the ability or integrity of any director, executive officer, promoter, control person or any person nominated for such position.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------
Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) during its most recent two fiscal years, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent two fiscal years, and any written representations received by the Company, the Company has not identified any person who, at any time during the two preceding fiscal years, was a director, officer, beneficial owner of more than ten percent of the Company's outstanding common stock that failed to file on a timely basis any reports required by Section 16(a) during the most recent two fiscal years or any prior years.



Item  10. Executive Compensation.
---------------------------------

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
                                                 Common Stock

Item 12.  Certain Relationship and Related Transactions.
--------------------------------------------------------
None.

Changes in Control
------------------
Changes in control may occur should the transaction as set forth above under the sub-heading, "Events Subsequent to the Fourth Quarter" come to pass. Brian
Fisher, the sole officer and director of the Company, would resign and be replaced by someone from 3 Strikes (USA), Inc. He would no longer be the Company's majority shareholder as well.

Item  13.  Exhibits and Reports on Form 8-K
---------------------------------------------


                                    EXHIBITS
                                    --------

EXHIBIT 2.1 Agreement and Plan of Reorganization between Wave Power.Net, Inc. and 3 Strikes (USA), Inc. dated
                               February 14, 2002.

EXHIBIT 23.1 Letter of Consent from auditors Samuel Klein and Company regarding the Change of Accountancy set forth in Part II, Item 8 above herein.

EXHIBIT 99                 Year end 2001 Financial Statements



                               REPORTS ON FORM 8-K
                               -------------------

         On May 9, 2002, the Registrant filed a notice of Change of Accountants on Form 8-K dismissing the accounting firm of Samuel Klein and Company and retaining the accounting firm of Malone & Bailey, PLLC.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, hereunto duly authorized this 30th day of September 2002.

                                Telco Blue, Inc.

                                /s/    Lorne Reicher
                                   ----------------------------
                                   By: Lorne Reicher, President