Form 10KSB
period 2002-09-30
TELCO BLUE INC
filed 2003-01-13
CIK 1123219

UNITED  STATES  SECURITIES  AND  EXCHANGE COMMISSION
                             Washington,  D.C.  20549

                                   FORM  10-KSB

                  ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
                     OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934
                   FOR  THE  FISCAL  YEAR  ENDED  September 30,  2002

                             Commission  file  number:

                              TELCO BLUE, INC.
                    (Formerly known as Wave Power.net, Inc.)
          -------------------------------------------------------------
        (Exact Name of Small Business Issuer as specified in its charter)


                  Delaware                              43-1798970
         --------------------                    --------------------------
         (State of Incorporation)                (IRS Employer File Number)

    388 Market Street, Suite 500, San Francisco, CA 94111, Tel. 604-628-5278
    ------------------------------------------------------------------------
                             Thomas F. Pierson, Esq.
                       -----------------------------------
                           (Name of agent for service)

                                 (303) 404-9904
    ------------------------------------------------------------
   (Telephone number, including area code, of agent for service)


                SECURITIES REGISTERED PURSUANT TO SECTION 12(B)
                    OF THE SECURITIES EXCHANGE ACT OF 1934:

  Title  of  Each  Class     Name  of  Each  Stock  Exchange on Which Registered
 -----------------------     ---------------------------------------------------
 Common  Stock,  Par                        Not  Applicable
 Value  $0.001  Per  Share

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Indicate by check mark whether the Registrant(1)has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO [ ]

     The number of shares of Registrant's Common Stock outstanding on September 30, 2002, was 30,000,400.

     The Registrant's total revenues for the period from August 2, 2002 through September 30, 2002 were $0.00.

PART  I
--------

Item  1.  Description  of  Business.
------------------------------------

Nature of Business. telcoBlue, Inc. ("telcoBlue") formerly Better Call Home, Inc. ("BCH"), a development stage company, was formed in Nevada on August 2, 2002 to operate an Internet-based long distance telephony network using state-of-the-art Voice over Internet Protocol (VoIP). Its long distance services will be marketed mainly by third parties to end users in the form of pre-paid phone cards or other media, including direct personal computer (PC) access and Internet-based long distance telephony network using state-of-the-art Voice over Internet Protocol. The name was changed to telcoBlue, Inc. on August 29, 2002.

On August 29, 2002, BCH entered into a reorganization with Wave Power.net, Inc. ("Wave Power"), an inactive public company, whereby Wave Power acquired all of the issued and outstanding shares of BCH's common stock by issuing to BCH's shareholders, pro-rata, 16,000,000 shares of Wave Power common stock. At that time, Wave Power had 14,000,000 shares outstanding. The combined entity changed its name to telcoBlue, Inc. on August 29, 2002.

Wave Power ("the Company") was originally incorporated as Novus Environmental, Inc. in the State of Delaware on November 6, 1997, to develop or acquire recycling technologies. On January 20, 2000, the Company entered into a reorganization agreement whereby the company was to merge with Wave Power, Inc., a privately held company. On March 3, 2000, the parties therein acknowledged that the merger contemplated had never been consummated and they subsequently mutually agreed to rescind that agreement and entered into an agreement releasing the parties of their right, title, interest, claims and obligations that they might otherwise have had or had been set forth in the aforementioned January 20, 2000 agreement. The Company formally changed is name to Wave Power.Net, Inc. on March 20, 2000.

Principal products or services and their markets
- ------------------------------------------------------

Equipped with the latest in Voice over Internet Protocol (VoIP) technology, telcoBlue products and services enable customers to make low-cost, high quality phone calls over the Internet using their personal computers or traditional telephones. telcoBlue's International PC-Phone Calling Cards are targeted at specific ethnic markets throughout North America and offers amongst the lowest long distance rates available today.

In 2002, telcoBlue's licensed VoIP technology won several industry awards including TMC Labs "2001 Innovation Award", Internet Telephony's "Editor's Choice Award" and both Consumer Inter@action Solution's and Internet Telephony's "Product of the Year" Awards.

telcoBlue's pre-paid International PC-Phone Calling Cards will be delivered as a CD business card which can be used from any phone or Internet connected PC in North America. To ensure the lowest long distance rate possible, each calling card is city specific. For example, customers can purchase a card with a city specific dial-up number (such as to Manila or to Hong Kong) that guarantees the lowest long distance rate available for calling that particular city. This approach is very direct, very targeted and very specific - allowing telcoBlue to deliver the lowest rates.

Using the pre-paid International PC-Phone Calling Card, telcoBlue customers will `call home' over the Internet in three ways:

Phone-to-Phone:
Customers  first call a toll-free 800 number and then enter their unique user ID
(PIN). telcoBlue, as the VoIP provider, routes the call over the Internet to the receiver's calling area where a local call is placed.

PC-to-Phone:
Customers also call home using a multimedia PC with a headset or microphone and Internet connection. This option should be attractive to the large number of Asian students attending North American universities and colleges with PC access.

PC-to-PC:
PC-to-PC calls work much in the same way as PC-to-Phone calls, except for the main difference that the receiver is also answering using a multimedia PC, headset/microphone and Internet connection.

Item 2.  Description of Property.
- ------------------------------------

The Company has no physical assets. Operational expenses such as rent are covered under the management agreement with Vocalscape.

Item  3.  Legal  Proceedings.
- -----------------------------

None that are pending that the Company is aware of at present.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.
- ----------------------------------------------------------------------

On August 7, 2002, Wave Power.net, Inc. ("the Company"), entered into a conditional Agreement and Plan of Reorganization ("Agreement") with Better Call Home, Inc. ("BCH"), a Nevada corporation.

As set forth in the Agreement, the Company and BCH desired to effect a Type B reorganization under Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended, on the terms and conditions set forth below, whereby the Company acquired all of the issued and outstanding shares of BCH's common stock by issuing solely in exchange therefore to BCH's shareholders, pro-rata, the Sixteen Million Restricted Common Shares (16,000,000) (the "Shares") after a 1:5 reverse split of the shares. The Company changed it's name to telcoBlue, Inc.

PART  II - FINANCIAL INFORMATION
--------------------------------







                                TELCO BLUE, INC.
                    (formerly known as Wave Power.net, Inc.

                              FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

                                C O N T E N T S
                                ---------------

Item                                                                       Page
----                                                                       ----

Independent Auditors Report                                                F-1

Consolidated Balance Sheets
        as of September 30, 2002                                           F-2

Consolidated Statement of Expenses
        for the Period from August 2, 2002 (Inception)
        through September 30, 2002                                         F-3

Consolidated Statement of Changes in Stockholders' Deficit
        for the Period from August 2, 2002 (Inception)
        through September 30, 2002                                         F-4

Consolidated Statement of Cash Flows
        for the Period from August 2, 2002 (Inception)                     F-5
        through September 30, 2002

Notes to Consolidated Financial Statements                                 F-6




                           INDEPENDENT AUDITORS REPORT


To the Board of Directors
  telcoBlue, Inc.
  (formerly Better Call Home, Inc.)
  (A Development Stage Company)
  Vancouver, British Columbia, Canada

We have audited the accompanying consolidated balance sheet of telcoBlue, Inc., as of September 30, 2002 and the related statements of expenses, stockholders deficit, and cash flows for the period from August 2, 2002 (Inception) through September 30, 2002. These financial statements are the responsibility of telcoBlue's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of telcoBlue, Inc., as of September 30, 2002, and the results of its operations and its cash flows for the period described in conformity with accounting principles generally accepted in the United States of America.


/S/ MALONE & BAILEY, PLLC
Houston, Texas
www.malone-bailey.com

November 29, 2002
                                 telcoBlue, Inc.
                        (formerly Better Call Home, Inc.)
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                            As of September 30, 2002


         ASSETS

Current asset
    Cash                                                          $     46

Distribution Agreement                                                 587
                                                                  --------
                                                                  $    633
                                                                  ========

         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
    Accounts payable                                              $ 11,888
    Accounts payable to shareholder                                 17,218
    Accrued expenses                                                    61
    Notes payable                                                    3,343
    Notes payable to related parties                                 9,662
                                                                  --------
    Total Current Liabilities                                       42,172
                                                                  --------


         STOCKHOLDERS' DEFICIT

Common stock, $.001 par value, 75,000,000 shares
    authorized, 30,000,400 issued and outstanding                   30,000
Additional paid in capital                                         (29,366)
Accumulated other comprehensive income                                 217
Deficit accumulated during the development stage                   (42,390)
                                                                  --------
       Total Stockholders' deficit                                 (41,539)
                                                                  --------
         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT              $    633
                                                                  ========

                See accompanying summary of accounting policies
                       and notes to financial statements.

                                 telcoBlue, Inc.
                        (formerly Better Call Home, Inc.)
                          (A Development Stage Company)
                       CONSOLIDATED STATEMENT OF EXPENSES
                 For the Period from August 2, 2002 (Inception)
                           Through September 30, 2002



General and administrative                                         $ 42,329
Interest expense                                                         61
                                                                   --------
Net loss                                                           $(42,390)
                                                                   ========



                See accompanying summary of accounting policies
                       and notes to financial statements.


                                 telcoBlue, Inc.
                        (formerly Better Call Home, Inc.)
                          (A Development Stage Company)
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                 For the Period from August 2, 2002 (Inception)
                           Through September 30, 2002

                                                                           Accumulated       Deficit
                                                                             Other          Accumulated
                                                                             Compre-         During
                                                  Common Stock               hensive        Development
                                               Shares       $                Income           Stage            Totals
                                             ----------     ----------      ----------       ----------      ----------
Stock issued for:
   - cash                                        74,000     $       47          --                 --        $       47
   - distribution agreement                     926,000            587          --                 --               587

Reverse Acquisition of WavePower.net
  - issuance of additional
    stock to existing
    shareholders                             15,000,000           --            --                 --              --
  - shares already held
    by shareholders of
    WavePower.net                            14,000,000           --            --                 --              --

Foreign currency
   translation adjustment                                                   $      217             --              217

Rounding                                            400           --            --                 --              --

Net loss                                                                                     $  (42,390)     $  (42,390)
                                             ----------     ----------      ----------       ----------      ----------
Balances at
   September 30, 2002                        30,000,400            634      $     217        $  (42,390)     $  (41,539)
                                             ==========     ==========      ==========       ==========      ==========
Less: par value                                                (30,000)
                                                            ----------
                                                            $  (29,366)
                                                            ==========

                See accompanying summary of accounting policies
                       and notes to financial statements.

                                 telcoBlue, Inc.
                        (formerly Better Call Home, Inc.)
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 For the Period from August 2, 2002 (Inception)
                           Through September 30, 2002


CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                           $(42,390)
    Adjustments to reconcile net loss
        to net cash used by operating activities:
    Changes in:
        Accounts payable                                             11,888
        Accounts payable to shareholder                              17,218
        Accrued expenses                                                 61
                                                                   --------
NET CASH USED IN OPERATING ACTIVITIES                               (13,223)
                                                                   --------
CASH FLOWS FROM FINANCING ACTIVITIES
    Sale of stock                                                        47
    Proceeds from notes payable                                       3,343
    Proceeds from notes payable to related parties                    9,662
                                                                   --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                            13,052
                                                                   --------
Effect of exchange rate changes on cash                                 217
                                                                   --------
NET CHANGE IN CASH                                                       46
    Cash balance, beginning
                                                                   --------
    Cash balance, ending                                           $     46
                                                                   ========

Non-Cash Disclosures:
    Stock issued to related party for distribution agreement       $    587



                See accompanying summary of accounting policies
                       and notes to financial statements.

                                 telcoBlue, Inc.
                        (formerly Better Call Home, Inc.)
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business. telcoBlue, Inc. ("telcoBlue") formerly Better Call Home, Inc. ("BCH"), a development stage company, was in Nevada on August 2, 2002 to operate an Internet-based long distance telephony network using state-of-the-art Voice over Internet Protocol. The name was changed to telcoBlue, Inc. on August 29, 2002.

On August 29, 2002, BCH entered into a reorganization with Wave Power.net, Inc. ("Wave Power"), an inactive public company, whereby Wave Power acquired all of the issued and outstanding shares of BCH's common stock by issuing to BCH's shareholders, pro-rata, 16,000,000 million shares of Wave Power common stock. At that time, Wave Power had 14,000,000 shares outstanding. The combined entity changed its name to telcoBlue, Inc. on August 29, 2002. After a 1 for 5 reverse split, Wave Power had 4,013,000 shares issued and outstanding, and 9,987,000 post-reverse split common shares were issued in connection with the Agreement to promoters and advisors. After payment of all reserved shares, management shares and shares issued pursuant to this Agreement there were 30,000,400 shares of common stock issued and outstanding.

Principles of consolidation. The consolidated financial statements include the accounts of telcoBlue and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

Cash and Cash Equivalents. telcoBlue considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Use of Estimates. In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the income statement. Actual results could differ from those estimates.

Impairment of Long-Lived Assets. telcoBlue reviews the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate.
telcoBlue assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value.

Revenue recognition. There is no revenue recognition policy due to telcoBlue having no revenues as of September 30, 2002.

Basic and diluted loss per common share is calculated by dividing the net loss by the weighted average shares outstanding. There are no dilutive securities.

Income taxes. telcoBlue recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. telcoBlue provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Foreign currency translation. The functional currency of telcoBlue is the Canadian Dollar (CDN$). Assets and liabilities are translated at exchange rates
                                 telcoBlue, Inc.
                        (formerly Better Call Home, Inc.)
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in effect on the balance sheet date and income and expenses are translated based on the average exchange rate for the year. Translation gains and losses are accumulated as a component of Other Comprehensive Income.

Recently issued accounting pronouncements. telcoBlue does not expect the adoption of recently issued accounting pronouncements to have a significant impact on telcoBlue results of operations, financial position or cash flow.


NOTE 2 - DISTRIBUTION AGREEMENT

On August 7, 2002, telcoBlue issued 926,000 shares of common stock to Vocalscape Networks, Inc. ("Vocalscape") for the right to distribute Vocalscape's products. At the August 29 merger, this 926,000 shares became 14,816,000 shares. The agreement is for three years.


NOTE 3 - ACCOUNTS PAYABLE TO SHAREHOLDER

On August 7, 2002, telcoBlue entered into a one year management agreement with Vocalscape. Vocalscape will manage telcoBlue for $15,000 per month or 5 percent of gross revenues, whichever is greater. The $15,000 per month fee can be paid in telcoBlue common stock at $.25 per share if cash is not available. Vocalscape must be paid a minimum from inception of 2,000,000 shares or $500,000 if the agreement is terminated. As of September 30, 2002, telcoBlue owed Vocalscape $17,218 under this agreement.


NOTE 4 - NOTES PAYABLE / NOTES PAYABLE TO RELATED PARTIES

In August and September 2002, telcoBlue executed four notes payable totaling $13,005. Two notes totaling $3,343 are due to third parties and two notes totaling $9,662 are due to shareholders. All four notes carry interest of 6 percent, with interest due monthly. The principal is due ten months from the funding date. Each note is convertible into common stock of telcoBlue at the holder's option. The price for conversion is the lower of 80 percent of the average closing price of telcoBlue stock for the five days preceding the conversion request or $.10 per share.


NOTE 5 - COMMON STOCK

In August 2002, 74,000 shares of stock were sold for $47 in total proceeds. At the August 29 merger, these shares became 1,184,000 shares.

In August 2002, 926,000 shares of stock were issued in exchange for a distribution agreement (see note 2) with Vocalscape. The shares were valued at $587. At the August 29 merger, these shares became 14,816,000 shares.

On August 29, 2002, 14,000,000 shares of stock were issued in a merger with WavePower.net, Inc.


NOTE 6 - INCOME TAXES

                  Deferred tax assets                        $ 6,400
                  Less: valuation allowance                   (6,400)
                                                             -------
                  Net deferred taxes                         $     0
                                                             =======

telcoBlue has a net operating loss of approximately $42,000 as of September 30, 2002, which each can be carried forward 20 years.

                                 telcoBlue, Inc.
                        (formerly Better Call Home, Inc.)
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - COMMITMENTS

Operational expenses such as rent are covered under the management agreement with Vocalscape (see note 3).


NOTE 8 - SUBSEQUENT EVENT

In October and November 2002, telcoBlue sold 565,000 shares of telcoBlue common stock for proceeds of $56,500, or $.10 per share.

Item  5.  Market  for  Common  Equity  and  Related  Stockholder  Matters.
- --------------------------------------------------------------------------

a. Market Information. The Company's shares are traded on the Over The Counter Bulletin Board stock exchange ("OTCBB") under the symbol, "TLCB". The following table shows the high and low bid information for the period of inception through September 30 2002 reported to the Company by the OTC Bulletin Board. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     2002                                    High  Bid              Low  Bid
     ----                                    ---------              --------
     Inception to September 30               $.60                   $.15

b.   The Company has 198 shareholders of record as of September 30, 2002.

c.

     The Company has never declared or paid any dividends, and although there are no restrictions limiting its ability to do so, it is unlikely to pay any any dividends in the foreseeable future.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
- ---------------------------------------------------------------------------

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

Nature of Business. telcoBlue, Inc. ("telcoBlue") formerly Better Call Home, Inc. ("BCH"), a development stage company, was in Nevada on August 2, 2002 to operate an Internet-based long distance telephony network using state-of-the-art Voice over Internet Protocol. The name was changed to telcoBlue, Inc. on August 29, 2002.

On August 29, 2002, BCH entered into a reorganization with Wave Power.net, Inc. ("Wave Power"), an inactive public company, whereby Wave Power acquired all of the issued and outstanding shares of BCH's common stock by issuing to BCH's shareholders, pro-rata, 16,000,000 million shares of Wave Power common stock. At that time, Wave Power had 14,000,000 shares outstanding. The combined entity changed its name to telcoBlue, Inc. on August 29, 2002. After a 1 for 5 reverse split, Wave Power had 4,013,000 shares issued and outstanding, and 9,987,000 post-reverse split common shares were issued in connection with the Agreement to promoters and advisors. After payment of all reserved shares, management shares and shares issued pursuant to this Agreement there were 30,000,400 shares of common stock issued and outstanding.

The Company is not aware of any circumstances or trends which would have a negative impact upon future sales or earnings. There have been no material fluctuations in the standard seasonal variations of the Company business. The accompanying financial statements include all adjustments, which in the opinion of management are necessary in order to make the financial statements not misleading.

For the period from August 2, 2002 ("inception") through September 30, 2002, the Company sustained a net loss of $42,390.

The Company has been devoting its efforts to activities such as raising capital, establishing sources of information, and developing markets for its planned operations. The Company has not yet generated any revenues and, as such, it is considered a development stage company.

During the next twelve months, the Company will continue studying such things as the hardware and software requirements of its operations, identifying and evaluating acquisitions and related technology acquisitions. This will include analyzing the many products that are available to satisfy the Company's future technical support needs, with a focus on software and services that allow easy expansion and/or upgrades as the customer base increases. All of the research and findings prepared during this period will be compiled and used to set forth future operating budgets for the Company that will include new customer projections coupled with the capital and operating cash flow requirements necessary to meet those projections.

Results  of  Operations
- -----------------------

The Company's "Total Liabilities and Stockholder's Equity (Deficit)" as of September 30, 2002 was, $633.

Capital  Resources  and  Liquidity
- ----------------------------------

At September 30, 2002, tecloBlue had working capital deficit of $42,126, total stockholders' deficit of $41,539 and a net loss for the period from inception through September 31, 2002 of $42,390, arising primarily from expenses incurred to meet The Company's reporting requirements. During the period from inception through September 31, 2002, the operations were completely funded by stockholder loans. telcoBlue is dependent upon its ability to raise capital and funding from stockholders to fund expenses of operations.

There can be no assurance that the Company will be successful in raising additional capital in the future, or that the stockholders will continue to lend funds to the Company.

The Company anticipates that its current cash and cash equivalents and cash generated from operations, if any, will not be sufficient to satisfy its liquidity requirements for at least the next 12 months. The Company will require additional funds prior to such time and will seek to sell additional equity or debt securities or seek alternative sources of financing. If the Company is unable to obtain this additional financing, it may be required to reduce the scope of its planned sales and marketing and product development efforts, which could harm its business, financial condition and operating results. In addition, the Company may require additional funds in order to fund more rapid expansion, to develop new or enhanced services or products or to invest in complementary businesses, technologies, services or products. Additional funding may not be available on favorable terms, if at all.


Events Subsequent to September 30, 2002
- --------------------------------------------

In October and November 2002, telcoBlue sold 565,000 shares of telcoBlue common stock for proceeds of $56,500, or $.10 per share.

Item  7.  Financial  Statements.
-------------------------------

The Financial Statements for the period from inception through September 30 2002 are attached hereto and incorporate herein as an Exhibit.

PART  III
----------

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
----------------------------------------------------------

Officers and Directors
-------------------------

The following chart sets forth information on our officers and directors:

     Name              Age                  Title
-------------         ---                  -----------------------
Ron McIntyre           54                   CEO, Chairman
Daniel Motsinger       51                   Director
Dominic Martinez       31                   Director, Secretary

Our Bylaws require that we have a minimum of one director. Directors are elected at our annual meeting to be held on the 6th of November. Directors shall serve until their successors are duly elected or appointed. A vacancy on the Board of Directors may be filled by a majority vote of the remaining directors.

Biography of Directors:

Ron McIntyre, CEO and Chairman

Ron McIntyre has extensive management experience with technology companies and start-ups in the United States and Canada. Included in his experience are three corporate mergers/acquisitions. On March 19, 1998, as President of Visionary Solutions (VSI:ASE), Mr. McIntyre signed merger documents for an Agresso
(UNI:Oslo) take over bid. In 1992, Mr. McIntyre also served on the Board of Directors of Richmond Software (The Maximizer) until the company's merger with Modatech (NASDAQ). In 1989, he joined Consumers Software Inc. as Director of Sales & Marketing and was instrumental in increasing software sales by more than 500% until the company was acquired by Microsoft on April 8, 1991.

Dominic Martinez, Director, Secretary

Dominic T. Martinez, age 31, is a resident of Florence, CO. After graduating from high school, Mr. Martinez attended the University of Southern Colorado as a full time student, working summers. Upon graduation from the university (1994), he worked at the Dayton-Hudson Corp. in the assets protection department. This work experience influenced his choice to accept his next position as a Clinical Therapist at a local hospital. Taking advantage of a business opportunity in the year 2000, he assumed a business consulting position for Starr Consulting. Working full time, and under the direction of other consultants, he gained valuable experience. This experience, coupled with his education led him to the position of Secretary and Director of telcoBlue, Inc.

Daniel Motsinger, Director

Mr. Motsinger is a resident of Winston Salem, NC. After graduating from high school, Mr. Motsinger attended the Bob Jones University as a full time student, Studying Business and Accounting. Following university (1971), Mr. Motsinger joined Cahill and Swain in the men's apparel industry. After graduation from sales to management, in 1985 Mr. Motsinger became a Partner of Cahill and Swain and holds the position of Vice President and Secretary.

Identify  Significant  Employees
---------------------------------

As of the date of this registration statement, The Company has no persons, not mentioned above, who are expected to make a significant contribution to the business.

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

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) during its most recent two fiscal years (for the period from inception through September 30 2002), and Forms 5 and amendments thereto furnished to the Company with respect to its most recent two fiscal years (for the period from inception through September 30 2002), and any written representations received by the Company, the Company has not identified any person who, at any time during the two preceding fiscal years (for the period from inception through September 30 2002), was a director, officer, beneficial owner of more than ten percent of the Company's outstanding common stock that failed to file on a timely basis any reports required by Section 16(a) during the most recent two fiscal years (for the period from inception through September 30 2002) or any prior years.

Item 10.  Executive Compensation.
------------------------------------

Ron McIntyre                      CEO                               $5,000

Except as identified in this section, none of the Company's executive officers and directors received any compensation, cash or non-cash, during the period from inception through September 30, 2002.

Item  11.  Security  Ownership  of  Certain  Beneficial  Owners  and Management.
--------------------------------------------------------------------------------

The following table sets forth information as of September 30, 2002, regarding the ownership of the Company's common stock by each shareholder known to the Company to be the beneficial owner of more than five percent of its outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

NAME                   AMOUNT OF COMMON STOCK          PERCENT OF COMMON STOCK
                        BENEFICIALLY OWNED(1)             BENEFICIALLY OWNED
--------------------------------------------------------------------------------
1. Vocalscape
   Networks, Inc.(2)         4,800,000                           16%
2. Brian Fisher(3)           1,816,000                            6%

(1) Out of 30,000,400 common stock shares.
(2) Vocalscape Networks, Inc., a British Columbia corporation.
(3) Brian Fisher was the President and Director of Wave Power.net, Inc. He vol-untarily resigned on September 10, 2002.


Item  12.  Certain  Relationship  and  Related  Transactions.
---------------------------------------------------------------
None.

Item  13.  Exhibits and Reports on Form 10-KSB
-----------------------------------------------

                                  EXHIBITS


EXHIBIT 2.1            Agreement and Plan of Reorganization

EXHIBIT 99.2           Certification


                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, hereunto duly authorized this 13th day of January 2003.

                              TelcoBlue,  Inc.

                              /s/ Ron McIntyre
                              -------------------------
                              By: Ron McIntyre, CEO