Form 10KSB/A
period 2002-09-30
TELCO BLUE INC
filed 2003-03-21
CIK 1123219

UNITED  STATES  SECURITIES  AND  EXCHANGE COMMISSION
                             Washington,  D.C.  20549

                                   FORM  10-KSB/A

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

                                 (954) 489-1210
    ------------------------------------------------------------
   (Telephone number, including area code, of agent for service)


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

Item 2.  Description of Property.
--------------------------------------

The Company has no physical assets. Operational expenses such as rent are covered under the management agreement with Vocalscape.

Item  3.  Legal  Proceedings.
------------------------------

None that are pending that the Company is aware of at present.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.
-----------------------------------------------------------------------

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

PART  II - FINANCIAL INFORMATION
--------------------------------







                                TELCO BLUE, INC.
                    (formerly known as Wave Power.net, Inc.

                              FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (RESTATED)

                                C O N T E N T S
                                ---------------

Item                                                                       Page
----                                                                       ----

Independent Auditors' Report                                               F-1

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


/S/ MALONE & BAILEY, PLLC
Houston, Texas
www.malone-bailey.com

November 29, 2002
except for Note 9,
which is dated
March 10, 2003
                                 telcoBlue, Inc.
                        (formerly Better Call Home, Inc.)
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                            As of September 30, 2002


         ASSETS

Current asset
    Cash                                                          $     74

Distribution Agreement                                                 926
                                                                  --------
                                                                  $  1,000
                                                                  ========

         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
    Accounts payable                                              $ 34,114
    Accounts payable to shareholder                                 17,218
    Accrued expenses                                                    61
    Notes payable                                                    3,343
    Notes payable to related parties                               161,162
                                                                  --------
    Total Current Liabilities                                      215,898
                                                                  --------


         STOCKHOLDERS' DEFICIT

Common stock, $.001 par value, 75,000,000 shares
    authorized, 30,000,400 issued and outstanding                   30,000
Additional paid in capital                                       1,944,454
Accumulated other comprehensive income                                 217
Deficit accumulated during the development stage                (2,189,569)
                                                                  --------
       Total Stockholders' deficit                              (  214,898)
                                                                  --------
         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT              $  1,000
                                                                  ========

                See accompanying summary of accounting policies
                       and notes to financial statements.

                                 telcoBlue, Inc.
                        (formerly Better Call Home, Inc.)
                          (A Development Stage Company)
                       CONSOLIDATED STATEMENT OF EXPENSES
                 For the Period from August 2, 2002 (Inception)
                           Through September 30, 2002



General and administrative                                      $ 2,176,332
Interest expense                                                     13,237
                                                                -----------
Net loss                                                         (2,189,569)

Other Comprehensive Income
  Gain on foreign currency translation                                  217
                                                                -----------
Total Comprehensive Loss                                        $(2,189,352)
                                                                ===========

                See accompanying summary of accounting policies
                       and notes to financial statements.


                                 telcoBlue, Inc.
                        (formerly Better Call Home, Inc.)
                          (A Development Stage Company)
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                 For the Period from August 2, 2002 (Inception)
                           Through September 30, 2002
                                   (Restated)

                                                              Accumulated     Deficit
                                                               Other        Accumulated
                                                                Compre-       During
                                       Common Stock             hensive     Development
                                  Shares           $            Income         Stage          Totals
                                -----------    -----------    -----------   -----------    -----------
Stock issued for:
   - cash                            74,000    $        74           --            --      $        74
   - distribution agreement         926,000            926           --            --              926

Stock issued to Better
   Call Home shareholders
   for reverse merger with
   Wave Power                    15,000,000           --             --            --             --

Stock issued to Wave Power
   shareholders for reverse
   merger with Better Call
   Home                          14,000,000           --             --            --             --

Stock transferred back
   to telcoBlue                  (4,520,000)          --             --            --             --

Stock issued for
   services                       4,520,000      2,134,003           --            --        2,134,003

Liabilities of Wave Power
   assumed in reverse merger           --         (173,725)          --            --         (173,725)

Intrinsic value of beneficial
   conversion feature of
   convertible notes payable           --           13,176           --            --           13,176

Foreign currency
  translation adjustment               --             --      $       217          --              217

Rounding                                400           --             --            --             --

Net loss                               --             --             --     $(2,189,569)    (2,189,569)
                                -----------    -----------    -----------   -----------    -----------
Balances at
   September 30, 2002            30,000,400      1,974,454    $       217   $(2,189,569)   $  (214,898)
                                ===========                   ===========   ===========    ===========
Less: par value                                    (30,000)
                                               -----------
                                               $ 1,944,454
                                               ===========

                See accompanying summary of accounting policies
                       and notes to financial statements.

                                 telcoBlue, Inc.
                        (formerly Better Call Home, Inc.)
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 For the Period from August 2, 2002 (Inception)
                           Through September 30, 2002
                                   (Restated)


CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                         $(2,189,569)
    Adjustments to reconcile net loss
        to net cash used by operating activities:
    Stock issued for services                                      2,134,003
    Intrinsic value of beneficial conversion
      feature of convertible notes payable                            13,176
    Changes in:
        Accounts payable                                              11,889
        Accounts payable to related parties                           17,218
        Accrued expenses                                                  61
                                                                 -----------
NET CASH USED IN OPERATING ACTIVITIES                                (13,222)
                                                                 -----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Sale of stock                                                         74
    Proceeds from notes payable                                        3,343
    Proceeds from notes payable to related parties                     9,662
                                                                 -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             13,079
                                                                 -----------
Effect of exchange rate changes on cash                                  217
                                                                 -----------
NET CHANGE IN CASH                                                        74
    Cash balance, beginning
                                                                 -----------
    Cash balance, ending                                         $        74
                                                                 ===========

Non-Cash Disclosures:
    Stock issued to related party for distribution agreement     $       926
    Accounts payable of WavePower assumed in merger                   22,225
    Note payable of WavePower assumed in merger                      151,500

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

Restatements of fiscal year end 2002 were made. See note 9 for details.

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

Foreign currency translation. The functional currency of telcoBlue is the Canadian Dollar (CDN$). Assets and liabilities are translated at exchange rates in effect on the balance sheet date and income and expenses are translated based on the average exchange rate for the year. Translation gains and losses are accumulated as a component of Other Comprehensive Income.

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


NOTE 4 - NOTES PAYABLE / NOTES PAYABLE TO RELATED PARTIES

In August and September 2002, telcoBlue executed four notes payable totaling $13,005. Two notes totaling $3,343 are due to third parties and two notes totaling $9,662 are due to shareholders. All four notes carry interest of 6 percent, with interest due monthly. The principal is due ten months from the funding date. Each note is convertible into common stock of telcoBlue at the holder's option. The price for conversion is the lower of 80 percent of the average closing price of telcoBlue stock for the five days preceding the conversion request or $.10 per share. The intrinsic value of the beneficial conversion feature was $13, 176 which has been recorded as interest expense.

As part of the reverse merger with Wave Power, telcoBlue assumed the liabilities of Wave Power. Wave Power owed a shareholder $151,500. The note is due on demand and bears no interest.

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

In September 2002, a telcoBlue shareholder issued 4,520,000 shares of telcoBlue shares of telcoBlue stock for agreements with consultants for services on behalf of telcoBlue. These transactions were accounted for as if the shares were returned to telcoBlue and telcoBlue issued them. The shares were valued at $2,134,000 and have been expensed as of September 30, 2002.

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


NOTE 9 - RESTATEMENTS OF PREVIOUSLY REPORTED FINANCIAL STATEMENTS

In the originally prepared financials, 4,520,000 shares issued to consultants for August agreements were erroneously not recorded. The value of the shares was $2,134,003. In addition, the liabilities of Wave Power that were assumed in the reverse merger and the beneficial conversion features of convertible notes payable were erroneously not recorded. There were also errors in the original translation of the foreign currency activity. These restated financials correct the financials as of September 30, 2002.

A summary of the restatements are as follows:

                                                   Previously              Increase
As of September 30, 2002:                            Stated                (Decrease)              Restated
                                                  -----------             -----------             -----------
Balance Sheet:
    Cash                                          $        46             $        28             $        74
    Distribution agreement                                587                     339                     926
                                                  -----------             -----------             -----------
       Total assets                               $       633             $       367             $     1,000
                                                  ===========             ===========             ===========

    Accounts payable                              $    11,888             $    22,226             $    34,114
    Accounts payable to shareholders                   17,218                    --                    17,218
    Accrued expenses                                       61                    --                        61
    Notes payable                                       3,343                    --                     3,343
    Notes payable to related parties                    9,662                 151,500                 161,162
    Common stock                                       30,000                    --                    30,000
    Additional paid in capital                        (29,366)              1,973,820               1,944,454
    Accumulated other comprehensive
       income                                             217                    --                       217
    Deficit accumulated during the
       development stage                              (42,390)             (2,147,179)             (2,189,569)
                                                  -----------             -----------             -----------
       Total liabilities and equity               $       633             $       367             $     1,000
                                                  ===========             ===========             ===========
For the year ended September 30, 2002:

Statement of Expenses:
    General and administrative                    $    42,329             $ 2,134,003             $ 2,176,332
    Interest expense                                       61                  13,176                  13,237
                                                  -----------             -----------             -----------
    Net loss                                      $   (42,390)            $(2,147,179)            $(2,189,569)
                                                  ===========             ===========             ===========

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

Item 6.  Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------------------

The following discussion and analysis should be read in conjunction with the Company financial statements and notes thereto included elsewhere in this Form 10-KSB as amended. Errors resulting in an understatement of previously reported liabilities, par value of common stock, additional paid in capital, and deficit accumulated during the development stage as of September 30, 2002, were discovered by the management of telcoBlue during January 2003. Accordingly, previously reported financial statements have been restated as of September 30, 2002, to correct the errors. Note 9 to the financial statements provides a summary of the restatements.

Except for the historical information contained herein, the discussion in this Form 10-KSB as amended contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-KSB should be read as being applicable to all related forward statements wherever they appear in this Form 10-KSB. The Company actual results could differ materially from those discussed here.

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

Results  of  Operations
------------------------

The Company's "Total Liabilities and Stockholder's Equity (Deficit)" as of September 30, 2002 was, $1,000.

Capital  Resources  and  Liquidity
------------------------------------

At September 30, 2002, tecloBlue had working capital deficit of $42,126, total stockholders' deficit of $214,898 and a net loss for the period from inception through September 31, 2002 of $2,189,569. The net loss arises primarily from $2,134,003 in share value issued to consultantants for August agreements, $42,390 expenses incurrec to meet the Company's reporting requirements and an interest expense of $13,176 (see Note 9). During the period from inception through September 31, 2002, the operations were completely funded by stockholder loans. telcoBlue is dependent upon its ability to raise capital and funding from stockholders to fund expenses of operations.

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


Events Subsequent to September 30, 2002
 --------------------------------------------

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
-----------------------------------------------

                                  EXHIBITS


EXHIBIT 2.1            Agreement and Plan of Reorganization

EXHIBIT 99.2           Certification


                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized this 21st day of March 2003.

                              TelcoBlue,  Inc.

                              /s/ Ron McIntyre
                              -------------------------
                              By: Ron McIntyre, CEO