Form 10QSB
period 2002-12-31
TELCO BLUE INC
filed 2003-03-21
CIK 1123219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]  Quarterly report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the quarterly period ended December 31, 2002.

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

                           Yes [X]         No [ ]

The number of shares outstanding of Registrant's common stock ($0.001 par value) as of the quarter ended December 31, 2002 is 35,462,900.


                                       1







                               TABLE OF CONTENTS

                                    PART I



ITEM 1.  FINANCIAL STATEMENTS........................................  3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...  7


                                     PART II

ITEM 1.  LEGAL PROCEEDINGS...........................................  8

ITEM 2.  CHANGES IN SECURITIES.......................................  8

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.............................  8

ITEM 4.  SUBMISSION TO A VOTE OF SECURITY HOLDERS....................  8

ITEM 5.  OTHER.......................................................  8

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................  8

         SIGNATURES.................................................. 10

                                    PART I


ITEM 1.  FINANCIAL STATEMENTS

The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principals and should, therefore, be read in conjunction with Company's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended December 31, 2001.

                                 telcoBlue, Inc.
                        (formerly Better Call Home, Inc.)
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                             As of December 31, 2002



         ASSETS

Current asset
    Cash                                                          $       265

Distribution Agreement                                                    926
                                                                  -----------
         TOTAL ASSETS                                             $     1,191
                                                                  ===========

         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
    Accounts payable                                              $    55,605
    Accounts payable to related parties                                38,331
    Accrued expenses                                                      258
    Notes payable                                                       3,346
    Notes payable to related parties                                  161,175
                                                                  -----------
    Total Current Liabilities                                         258,715
                                                                  -----------


         STOCKHOLDERS' DEFICIT

Common stock, $.001 par value, 75,000,000 shares
    authorized, 36,949,400 issued and outstanding                      36,949
Additional paid in capital                                          2,415,977
Deferred compensation                                              (  300,000)
Accumulated other comprehensive income                             (    7,240)
Deficit accumulated during the development stage                   (2,403,210)
                                                                  -----------
    Total Stockholders' Deficit                                    (  257,524)
                                                                  -----------
         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT              $     1,191
                                                                  ===========


                       See notes to financial statements.

                                 telcoBlue, Inc.
                        (formerly Better Call Home, Inc.)
                          (A Development Stage Company)
            CONSOLIDATED STATEMENT OF EXPENSES AND COMPREHENSIVE LOSS
                For the Three Months ended December 31, 2002 and
                   the Period from August 2, 2002 (Inception)
                            Through December 31, 2002


                                             3 Months       Inception
                                              Ended          Through
                                           Dec. 31 2002    Dec. 31 2002
                                           ------------    -----------

General and administrative                  $   213,220    $ 2,389,552
Interest expense                                    421         13,658
                                            -----------    -----------
Net loss                                       (213,641)    (2,403,210)

Other Comprehensive Income (Expense)
     Loss on foreign currency translation        (7,457)        (7,240)
                                            -----------    -----------
Total Comprehensive Loss                    $  (221,098)   $(2,410,450)
                                            ===========    ===========


Basic and diluted net loss per
         common share                             $(.01)
Weighted average common shares
         Outstanding                         35,462,900




                       See notes to financial statements.

                                 telcoBlue, Inc.
                        (formerly Better Call Home, Inc.)
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                For the Three Months ended December 31, 2002 and
                   the period from August 2, 2002 (Inception)
                            Through December 31, 2002


                                                        3 Months     Inception
                                                         Ended        Through
                                                      Dec. 31 2002  Dec. 31 2002
                                                      ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                             $  (213,641)   $(2,403,210)
    Adjustments to reconcile net loss to
        net cash used by operating activities:
    Stock issued for services                            106,428      2,240,431
    Stock option and warrant expense                      10,543         10,543
    Intrinsic value of beneficial conversion
      feature of convertible notes payable                13,176
    Changes in:
        Accounts payable                                  21,492         33,381
        Accounts payable to related parties               21,114         38,331
        Accrued expenses                                     197            258
                                                     -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES                    (53,867)       (67,090)
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Sale of stock                                         61,500         61,574
    Proceeds from notes payable                            3,346
    Proceeds from notes payable to related parties         9,675
                                                     -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 61,500         74,595
                                                     -----------    -----------
Effect of exchange rate changes on cash                   (7,442)        (7,240)
                                                     -----------    -----------
NET CHANGE IN CASH                                           191            265
    Cash balance, beginning                                   74
                                                     -----------    -----------
    Cash balance, ending                             $       265    $       265
                                                     ===========    ===========



                       See notes to financial statements.

                                 telcoBlue, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of telcoBlue, Inc. ("telcoBlue") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in telcoBlue's latest annual report filed with the SEC on Form 10KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2002, as reported in the 10KSB, have been omitted.


NOTE 2 - COMMON STOCK

In the quarter ended December 31, 2002, telcoBlue issued 734,000 shares of common stock valued at $106,428 for services.

In the quarter ended December 31, 2002, telcoBlue issued 5,600,000 shares of common stock for $300,000 of deferred compensation.

In the quarter ended December 31, 2002, telcoBlue sold 615,000 shares of common stock for $61,500.

In the quarter ended December 31, 2002, telcoBlue issued 150,000 three year options to purchase 150,000 shares of telcoBlue common stock. $10,543 in expense has been recorded for the quarter ended December 31, 2002. The exercise prices are as follows:

                                                Exercise
                       Options                  Price
                       -------                  --------
                        50,000                  $    .50
                        50,000                       1.00
                        50,000                       1.50
                       -------
                       150,000
                       =======

Part II

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

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

The Company is in its development stage and to date its activities have been limited to capital formation and the development of its Voice over Internet Protocol (VoIP) long distance business.

telcoBlue products and services will enable customers to make low-cost, high quality phone calls over the Internet using their personal computers or traditional telephones. telcoBlue's PC to Phone pre-paid long distance service is targeted at specific markets throughout North America and offers amongst the lowest long distance rates available today.

The following discussion should be read in conjunction with the condensed consolidated financial statements and segment data and in conjunction with the Company's 10KSB/A filed March 21, 2003. Results for interim periods may not be indicative of the results for the full year.


RESULTS OF OPERATIONS

General and Administrative expenses consist primarily of the value of stock issued for services totaling $106, 428, a stock warrant expense of $10,543, management fees of $75,000 and technical consulting of $12,000. General and Administrative expenses for the three months ended December 31, 2002 were $231,220

Interest for the three months ended December 31, 2002 was $421 consisting of accrued interest on the Company's convertible notes.

Total Operating Expenses for the three months ended December 31, 2002 were $221,098, resulting in a total Comprehensive Loss of $221,098. Basic Net Loss per Share amounted to $.01 for the three months ended December 31, 2002.


LIQUIDITY AND CAPITAL RESOURCES

In three months ended December 31, 2002, the Company has financed operations principally through cash generated by the sale of stock. For the period ended December 31, 2002, the Company raised a total of $61,500.

Net cash used in operating activities was $53,867 for the three months ended December 31, 2002 and consisted primarily of accounts payable and fees due to related third parties.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


ITEM 5. OTHER INFORMATION

  None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The Company filed the following reports on Form 8-K during the three months ended December 31, 2002.

(1) Filed on September 25, 2002 ACQUISITION OR DISPOSITION OF ASSETS On August 7, 2002, Wave Power.net, Inc. ("the Company"), entered into a conditional Agreement and Plan of Reorganization ("Agreement") with Better Call Home, Inc. ("BCH"), a Nevada corporation.

As set forth in the Agreement, which is attached hereto as Exhibit "10.1", the Company and BCH desire to effect a Type B reorganization under Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended, on the terms and conditions set forth below, whereby the Company will acquire all of the issued and outstanding shares of BCH's common stock by issuing solely in exchange therefore to BCH's shareholders, pro-rata, the Sixteen Million Restricted Common Shares (16,000,000) (the "Shares") after a 1:5 reverse split of the shares.

Prior to reorganization, the Company's authorized capitalization presently consists of 75,000,000 shares of capital stock, .001 par value, of which as of June 30, 2002, 20,065,000 pre-reverse split shares were issued and outstanding and 9,987,400 post- reverse split common shares have been reserved for future issuance based upon consummation of the Agreement, expenses advanced and certain specified contingencies. Upon payment of all reserved shares, management shares (minimum) and shares issued pursuant to this Agreement there will be 30,000,000 common stock shares issued and outstanding. All issued and outstanding shares have been duly authorized, validly issued and fully paid and non-assessable and the Company's Common Shares to be issued and delivered on the Closing Date to the BCH Shareholders pursuant to the Agreement will be, when so delivered, duly authorized and validly issued and subject to no preemptive rights of any Shareholder.

On August 29, 2002, the Company effectuated its 1:5 reverse split and changed its name from Wave Power.net, Inc. to Telco Blue, Inc.


         (2) Filed October 7, 2002 Item 7. FINANCIAL STATEMENTS

         (a) Financial Statements of Wave Power.net, Inc.


         (b) Audited Financial Statements for Better Call Home, Inc.


         (e) Pro Forma Financial Information.

                  The pro forma financial information required to be filed as part of this Current Report on Form 8-K will be filed no later than 75 days from the date of the merger as an amendment to this Report.

         (3) Filed on November 15, 2002 ITEM 8. CHANGE IN FISCAL YEAR


         Pursuant to the acquisition of Better Call Home Inc. and Plan of Reorganization, the Company today determined to change its fiscal year from that used in its most recent filing with the Commission on Form 10KSB, filed April 10, 2002, to September 30. The Company's September 30 2002 fiscal year will be reported on Form 10KSB by December 31, 2002.

         (4) Filed on November 25, 2002 Item 7. FINANCIAL STATEMENTS

         (b) Pro Forma Financial Information.

              Pursuant to the Company's 8-K filed September 24, 2002 with the Securities and Exchange Commission, wherein the Company announced it entered into an Agreement and Plan of Reorganization with Better Call Home, Inc. a Nevada corporation, the following pro forma financial is provided.


Pro Forma Consolidated Condensed Balance Sheet

The following pro forma balance sheet has been derived from the balance sheet of Telco Blue, Inc. ("Telco Blue") at December 31, 2001 and adjusts such information to give effect to the acquisition of Better Call Home, Inc. ("Better Call"), as if the acquisition had occurred at August 31, 2002. The pro forma balance sheet is presented for informational purposes only and does not purport to be indicative of the financial condition that would have resulted if the acquisition had been consummated at August 31, 2002. The pro forma balance sheet should be read in conjunction with the notes thereto and the Company's financial statements and related notes thereto contained elsewhere in this filing. A pro-forma consolidated balance sheet is presented below.

                                       Telco Blue        Better Call
                                        12/31/01           8/31/02           Adjustments        Pro Forma
                                       ---------          ---------         ----------          ---------

Cash                                   $    --            $      75               --            $      75
                                       ---------          ---------         ----------
                                       $    --            $      75               --            $      75
                                       =========          =========         ==========
Accounts payable                       $  20,225          $   5,689               --            $  25,914
Shareholder notes payable                148,005               --                 --              148,005
                                       ---------          ---------         ----------
                                         168,230              5,689               --              173,919

Stockholders' Equity (Deficit)
Common stock, $.001 par value,
75,000,000 shares authorized,
30,000,000 shares issued
and outstanding                           17,780              1,000             11,220             30,000
Additional paid in capital                95,220               --              (95,220)              --
Accumulated deficit                     (281,230)            (6,614)            84,000           (203,844)
                                       ---------          ---------         ----------
                                       $    --            $      75                             $      75
                                       =========          =========                             =========


Notes to Pro Forma Consolidated Condensed Balance Sheet

(1) Issuance of 16,000,000 shares of common stock of Telco Blue for all of the outstanding stock of Better Call.

(2) Prior to the reorganization, Telco Blue issued 2,285,000 common shares of pre 1 for 5 reverse stock split for compensation and 9,987,000 common shares of post 1 for 5 reverse stock split.

(3) In August 2002, Telco Blue authorized a 1 for 5 reverse split of Telco Blue's common stock.

After the reorganization and stock purchase there will be 30,000,000 shares of common stock outstanding of the combined entity.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


telcoBlue, Inc.

    Dated: March 19, 2003                    /s/ Ronald McIntyre
                                             ---------------------------------
                                                 Ronald McIntyre
                                                 Chief Executive Officer