Form 10QSB
period 2003-03-31
TELCO BLUE INC
filed 2003-06-13
CIK 1123219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]  Quarterly report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the quarterly period ended March 31, 2003.

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

                           Yes [X]         No [ ]

The number of shares outstanding of Registrant's common stock ($0.001 par value) as of the quarter ended March 31, 2003 is _________________

                               TABLE OF CONTENTS

                                    PART I



ITEM 1.  FINANCIAL STATEMENTS........................................ 3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION... 8


                                     PART II

ITEM 1.  LEGAL PROCEEDINGS...........................................10

ITEM 2.  CHANGES IN SECURITIES.......................................10

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.............................10

ITEM 4.  SUBMISSION TO A VOTE OF SECURITY HOLDERS....................10

ITEM 5.  OTHER.......................................................10

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................10

         SIGNATURES..................................................10
                                 telcoBlue, Inc.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                              As of March 31, 2003





         ASSETS

Current asset
    Cash                                                       $     2,161

Distribution Agreement                                                 926
                                                               -----------
         TOTAL ASSETS                                          $     3,087
                                                               ===========

         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
    Accounts payable                                           $    57,963
    Accounts payable to related parties                            104,171
    Accrued expenses                                                   485
    Notes payable                                                    3,585
    Notes payable to related parties                                31,615
                                                               -----------
    Total Current Liabilities                                      197,819
                                                               -----------


         STOCKHOLDERS' DEFICIT

Common stock, $.001 par value, 75,000,000 shares
    authorized, 39,949,400 issued and outstanding                   39,949
Additional paid in capital                                       2,562,978
Deferred compensation                                             (300,000)
Accumulated other comprehensive income                             (13,893)
Deficit accumulated during the development stage                (2,483,766)
                                                               -----------
    Total Stockholders' Deficit                                   (194,732)
                                                               -----------
         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT           $     3,087
                                                               ===========




   The accompanying notes are an integral part of these financial statements.



                                 telcoBlue, Inc.
                          (A Development Stage Company)
           CONSOLIDATED STATEMENTS OF EXPENSES AND COMPREHENSIVE LOSS
                 For the Three Months and Six Months ended March
                   31, 2003 and the Period from August 2, 2002
                                   (Inception)
                             Through March 31, 2003


                                              3 Months        6 Months        Inception
                                               Ended           Ended           Through
                                               Mar. 31        Mar.  31         Dec. 31
                                                2003            2002             2003
                                            ------------    ------------    ------------

General and administrative                  $     80,360    $    293,580    $  2,469,912
Interest expense                                     196             617          13,854
                                            ------------    ------------    ------------
Net loss                                         (80,556)       (294,197)     (2,483,766)

Other Comprehensive Expense
     Loss on foreign currency translation         (6,653)        (14,110)        (13,893)
                                            ------------    ------------    ------------
Total Comprehensive Loss                    $    (87,209)   $   (308,307)   $ (2,497,659)
                                            ============    ============    ============


Basic and diluted net loss per
         common share                       $       (.00)   $       (.01)
Weighted average common shares
         Outstanding                          39,199,400      37,331,150



  The accompanying notes are an integral part of these financial statements.

                                 telcoBlue, Inc.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   For the Six Months ended March 31, 2003 and
                   the period from August 2, 2002 (Inception)
                             Through March 31, 2003


                                                      6 Months      Inception
                                                       Ended         Through
                                                       Mar. 31,       Mar. 31,
                                                        2003           2003
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                             $  (294,197)   $(2,483,765)
    Adjustments to reconcile net loss to
        net cash used in operating activities:
    Stock issued for services                            106,428      2,240,431
    Stock option and warrant expense                      10,543         10,543
    Intrinsic value of beneficial conversion
      feature of convertible notes payable                13,176
    Changes in:
        Accounts payable                                  23,849         35,738
        Accounts payable to related parties               86,954        104,171
        Accrued expenses                                     424            485
                                                     -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES                     65,999)       (79,221)
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Sale of stock                                         61,501         61,574
    Proceeds from notes payable                            3,346
    Proceeds from notes payable to related parties        19,750         29,412
                                                     -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 81,251         94,332
                                                     -----------    -----------
Effect of exchange rate changes on cash                  (13,165)       (12,950)
                                                     -----------    -----------
NET CHANGE IN CASH                                         2,087          2,161
    Cash balance, beginning                                   74           --
                                                     -----------    -----------
    Cash balance, ending                             $     2,161    $     2,161
                                                     ===========    ===========


NONCASH ACTIVITIES:

Shares issued for notes payable                      $  150,000


  The accompanying notes are an integral part of these financial statements.

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

In the quarter ended December 31, 2002, telcoBlue issued three-year options to purchase 150,000 shares of telcoBlue common stock. $10,543 in expense has been recorded for the quarter ended December 31, 2002. The exercise prices are as follows:
                                                    Exercise
                            Options                  Price
                            -------                 --------
                             50,000                 $    .50
                            50,000                      1.00
                             50,000                     1.50
                            -------
                            150,000
                            =======

In the quarter ended March 31, 2003, telcoBlue issued 3,000,000 shares of common stock to pay off a $150,000 note payable.


NOTE 3 - NOTES PAYABLE TO RELATED PARTIES

Three shareholders loaned telcoBlue $19,750 during the quarter ending March 31, 2003. These loans are payable on demand, bear no interest and have no collateral.

NOTE 4 - SUBSEQUENT EVENTS

For a 12 month consulting agreement signed in April 2003, telcoBlue agreed to issue four million shares of common stock, one million per quarter with the first million due upon signing. As part of the agreement, telcoBlue also agreed to issue two million 120 day warrants to purchase telcoBlue common stock at $.05 per share. If the two million warrants are exercised, the consultant will be granted four million additional 120 day warrants to purchase telcoBlue common stock at $.10 per share. If the four million warrants are exercised, the consultant will be granted four million additional 120 day warrants to purchase telcoBlue common stock at $.15 per share.

In  April  2003,   telcoBlue  issued  3,900,000  shares  of  telcoBlue  to  four consultants.

In June 2003, telcoBlue's board approved the issuance of 4,250,000 shares of telcoBlue to Vocalscape Networks, Inc. ("Vocalscape") for payment of $75,000 owed under the management agreement, $30,868 of out of pocket expenses paid on behalf of telcoBlue and $64,233 of lost stock proceeds because of telcoBlue's failure to file an SB-2 within two months of the reorganization as required by the plan of reorganization.

Part II

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

The following discussion should be read in conjunction with the condensed consolidated financial statements and segment data and in conjunction with the Company's 10KSB/A filed March 19, 2003 and the Company's 10QSB filed March 21, 2003. Results for interim periods may not be indicative of the results for the full year.

RESULTS OF OPERATIONS

General and Administrative expenses for the three months consist primarily of Management Fees of $75,125. General and Administrative expenses for the three months ended March 31, 2003 were $80,360. General and Administrative expenses for the six months ended March 31, 2003 were $$293,580.

Interest for the three months ended March 31, 2003 was $196 consisting of accrued interest on the Company's convertible notes. Interest expenses for the six months ended March 31, 2003 were $617.

Total Operating Expenses for the three months ended March 31, 2003 were $80,556 resulting in a total Comprehensive Loss of $87,209. Total Operating Expenses for the six months ended March 31, 2003 were $294,197 resulting in a total Comprehensive Loss of $308,307. Basic Net Loss per Share amounted to $.01 for the six months ended March 31, 2003.


LIQUIDITY AND CAPITAL RESOURCES

In three months ended March 31, 2003, the Company has financed operations principally through notes payable to related parties totaling $19,750. For the six months ended March 31, 2003 cash generated by the sale of stock and notes payable to related parties totaled $81,251.

Net cash used in operating activities was $12,132 for the three months ended March 31, 2003 and consisted primarily of accounts payable and fees due to related third parties. Net cash used in operating activities was $$65,999 for

The Company anticipates that its current cash and cash equivalents and cash generated from operations, if any, will not be sufficient to satisfy its liquidity requirements for at least the next 12 months. The Company will require additional funds prior to such time and will seek to sell additional equity or debt securities or seek alternative sources of financing. If the Company is unable to obtain this additional financing, it may be required to reduce the scope of its planned sales and marketing and product development efforts, which could harm its business, financial condition and operating results. In addition, the Company may require additional funds in order to fund more rapid expansion, to develop new or enhanced services or products or to invest in complementary businesses, technologies, services or products. Additional funding may not be available on favorable terms, if at all.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None



ITEM 5. OTHER INFORMATION

  None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibit 1. Financial Statements for the period ending March 31, 2002

(b) None



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


telcoBlue, Inc.

    Dated: June 12, 2003                    /s/ Ronald McIntyre
                                            ----------------------
                                                Ronald McIntyr, CEO