Form 10QSB/A
period 2003-03-31
TELCO BLUE INC
filed 2003-07-07
CIK 1123219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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

                             1004 Depot Hill Rd. #1E
                           Broomfield, Colorado 80020
                           ---------------------------
               (Address of principal executive offices)(Zip Code)


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

                           Yes [X]         No [ ]

The number of shares outstanding of Registrant's common stock ($0.001 par value) as of the quarter ended March 31, 2003 is 39,199,400.
                                          ----------

                                        1





EXHIBITS AND REPORTS ON FORM 8-K

This  10QSB/A  is  being  submitted  to  revise  Part 1,  Item 2 -  Management's
Discussion and Analysis, attached hereto as Exhibit 99.0, and so that the required Certifications may be included as follows:

Exhibit No.       Description
-----------       -----------

99.0              Revised Part 1, Item 2 - Management's Discussion and Analysis

99.1              Certification  of  Principal   Executive  Officer   (Principal
                  Financial   Officer)   Pursuant   to   Section   302   of  the
                  Sarbanes-Oxley Act of 2002--filed herewith

99.2              Certification  of  Principal   Executive  Officer   (Principal
                  Financial   Officer)   Pursuant   to   Section   906   of  the
                  Sarbanes-Oxley Act of 2002--filed herewith;




                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


telcoBlue, Inc.

    Dated: July 7, 2003                    /s/ Ronald McIntyre
                                            ----------------------
                                               Ronald McIntyre, CEO




                                       2