Form 10QSB
period 2003-06-30
TELCO BLUE INC
filed 2003-09-22
CIK 1123219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]  Quarterly report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the quarterly period ended June 30, 2003.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from _____________ to _______________.


Commission file number: 011-16099
                        ---------


                            telcoBlue, Inc.
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

                           Yes [X]         No [ ]

The number of shares outstanding of Registrant's common stock ($0.001 par value) as of the quarter ended June 30, 2003 is 49,099,400.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.............................10

ITEM 4.  SUBMISSION TO A VOTE OF SECURITY HOLDERS....................10

ITEM 5.  OTHER.......................................................10

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................10

         SIGNATURES..................................................10
                               telcoBlue, Inc.
                        (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                As of June 30, 2003





           ASSETS

Current asset                                             $         -

Distribution Agreement                                            926
                                                          -----------
     TOTAL ASSETS                                         $       926
                                                          ===========

     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Accounts payable                                       $    15,229
   Accounts payable to related parties                         34,835
   Accrued expenses                                               758
   Notes payable                                                3,918
   Notes payable to related parties                            65,404
                                                          -----------
   Total Current Liabilities                                  120,144
                                                          -----------


      STOCKHOLDERS' DEFICIT

Common stock, $.001 par value, 75,000,000 shares
   authorized, 49,099,400 issued and outstanding               49,099
Additional paid in capital                                  2,973,928
Deferred compensation                                      (  225,000)
Accumulated other comprehensive income                          9,133
Deficit accumulated during the development stage           (2,926,378)
                                                          -----------
   Total Stockholders' Deficit                             (  119,218)
                                                          -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT         $       926
                                                          ===========
                           telcoBlue, Inc.
                    (A Development Stage Company)
       CONSOLIDATED STATEMENTS OF EXPENSES AND COMPREHENSIVE LOSS
     For the Three Months and Nine Months ended June 30, 2003 and the Period from August 2, 2002 (Inception)
                      Through June 30, 2003

                                             3 Months      9 Months         Inception
                                               Ended         Ended           Through
                                              June 30,      June 30,         June 30,
                                                2003          2003             2003
                                             ---------     ---------       -----------
General and administrative                   $ 442,612     $ 736,192      $ 2,912,524
Interest expense                                     -           617           13,854
                                             ---------     ---------      -----------
Net loss                                      (442,612)     (736,809)      (2,926,378)

Other Comprehensive Income (Expense)
   Income (loss) on foreign currency
     Translation                              ( 23,026)        8,916            9,133
                                             ---------     ---------      -----------
Total Comprehensive Loss                     $(465,638)    $(727,893)     $(2,917,245)
                                             =========     =========      ===========


Basic and diluted net loss per
   common share                                  $(.01)        $(.02)
Weighted average common shares
   Outstanding                              47,574,400    40,757,567

                            telcoBlue, Inc.
                     (A Development Stage Company)
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Nine Months ended June 30, 2003 and
                 the period from August 2, 2002 (Inception)
                            Through June 30, 2003

                                                        9 Months             Inception
                                                          Ended               Through
                                                         June 30,             June 30,
                                                           2003                 2003
                                                         ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                             $(736,809)           $(2,926,378)
   Adjustments to reconcile net loss to
      net cash used in operating activities:
   Stock issued for services                           451,530              2,585,533
   Stock option and warrant expense                     10,543                 10,543
   Deferred compensation                                75,000                 75,000
   Intrinsic value of beneficial conversion
      feature of convertible notes payable                                     13,176
   Changes in:
      Accounts payable                                ( 18,887)                68,004
      Accounts payable to related parties               92,618                 34,835
      Accrued expenses                                     697                    758
                                                     ---------            -----------
NET CASH USED IN OPERATING ACTIVITIES                 (125,308)            (  138,529)
                                                     ---------            -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Sale of stock                                        61,501                 61,574
   Proceeds from notes payable                                                  3,346
   Proceeds from notes payable to related parties       54,242                 63,904
                                                     ---------            -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES              115,743                128,824
                                                     ---------            -----------
Effect of exchange rate changes on cash                  9,491                  9,705
                                                     ---------            -----------
NET CHANGE IN CASH                                    (     74)                     -
   Cash balance, beginning                                  74
                                                     ---------            -----------
   Cash balance, ending                              $       -            $         -
                                                     =========            ===========


NONCASH ACTIVITIES:

Shares issued for notes payable                         $ 150,000
Shares issued for accounts payable                         75,000

                             telcoBlue, Inc.
                     (A Development Stage Company)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of telcoBlue, Inc. ("telcoBlue") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in telcoBlue's latest annual report filed with the SEC on Form 10KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2002, as reported in the 10KSB, have been omitted.


NOTE 2 - COMMON STOCK

In the quarter ended December 31, 2002, telcoBlue issued 734,000 shares of common stock valued at $106,428 for services.

In the quarter ended December 31, 2002, telcoBlue issued 5,600,000 shares of common stock for $300,000 of deferred compensation. As of June 30, 2003, $75,000 of compensation has been recognized.

In the quarter ended December 31, 2002, telcoBlue sold 615,000 shares of common stock for $61,501.

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

For a 12 month consulting agreement signed in April 2003, telcoBlue agreed to issue four million shares of common stock, one million per quarter with the first million due upon signing. As part of the agreement, telcoBlue also agreed to issue two million 120 day warrants to purchase telcoBlue common stock at $.05 per share. If the two million warrants are exercised, the consultant will be granted four million additional 120 day warrants to purchase telcoBlue common stock at $.10 per share. If the four million warrants are exercised, the consultant will be granted four million additional 120 day warrants to purchase telcoBlue common stock at $.15 per share. The first one million shares were issued and valued at $55,000. The first group of warrants expired causing the subsequent warrants to not be granted.

In April 2003, telcoBlue issued 3,900,000 shares valued at $195,000 to four consultants.

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


NOTE 3 - NOTES PAYABLE TO RELATED PARTIES

Shareholders loaned telcoBlue $54,242 during the nine months ending June 30, 2003. These loans are payable on demand, bear no interest and have no collateral.


NOTE 4 - CONTINGENCIES

In August 2003, the board of directors terminated the CEO. The outgoing CEO has been uncooperative in turning over all records of telcoBlue to the new management. Due to the lack of cooperation by old management, certain transactions and agreements may exist that current management is not aware of. These transactions and agreements could have potential liability for telcoBlue. New management is seeking a court injunction to seize and recover all records of telcoBlue.


NOTE 5 - SUBSEQUENT EVENTS

On September 12, 2003 telcoBlue merged with Intercontinental Communications, Inc. ("ICI") by acquiring all of the outstanding shares of ICI for 60,000,000 shares of telcoBlue common stock in the form of 25,000,000 restricted shares and a note payable of $500,000 convertible into 35,000,000 shares of telcoBlue common stock. In connection with the merger, telcoBlue approved a 1:20 reverse stock split.

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

RESULTS OF OPERATIONS

telcoBlue had a total comprehensive loss of $727,893 for the nine
months ended June 30, 2003.   General and Administrative expenses for
the nine months ended June 30, 2003 were $736,192.   General and
Administrative expenses for the nine months consist of stock for services of $451,530, deferred compensation of $75,000, stock warrant expense of $10,543 and approximately $200,000 of management and general office expenses.

Interest expenses for the nine months ended June 30, 2003 were $617.

Basic Net Loss per Share amounted to $.02 for the nine months ended
June 30, 2003.


LIQUIDITY AND CAPITAL RESOURCES

In April 2003, telcoBlue issued 3,900,000 shares valued at $195,000 to four consultants.

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

For the nine months ended June 30, 2003, telcoBlue did not pursue any investing activities.

For the nine months ended June 30, 2003, telcoBlue sold stock of
$61,501 and received proceeds from notes payable to related parties of
$54,242.   As a result, net cash provided by financing activities for the nine months ended June 30, 2003 was $115,743.

In August 2003, the board of directors terminated Robert McIntyre, its then Chief Executive Officer. The outgoing CEO has been uncooperative in turning over all records of telcoBlue to the new management. Due to the lack of cooperation by old management, certain transactions and agreements may exist that current management is not aware of. These transactions and agreements could have potential liability for telcoBlue. New management is seeking a court injunction to seize and recover all records of telcoBlue.

telcoBlue anticipates that its current cash and cash equivalents and cash generated from operations, if any, will not be sufficient to satisfy its liquidity requirements for at least the next 12 months. telcoBlue will require additional funds prior to such time and will seek to sell additional equity or debt securities or seek alternative sources of financing. If telcoBlue is unable to obtain this additional financing, it may be required to reduce the scope of its planned sales and marketing and product development efforts, which could harm its business, financial condition and operating results. In addition, telcoBlue may require additional funds in order to fund more rapid expansion, to develop new or enhanced services or products or to invest in complementary businesses, technologies, services or products. Additional funding may not be available on favorable terms, if at all.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of our "disclosure controls and procedures" (as defined in Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c)) within 90 days of the filing date of this quarterly report on Form 10QSB (the "Evaluation Date"). Due to the lack of cooperation by old management, certain transactions and agreements may exist that current management is not aware of. These transactions and agreements could have potential liability for telcoBlue. New management is seeking a
court injunction to seize and recover all records of telcoBlue.   Based
on their evaluation, our chief executive officer and chief financial officer have concluded that, other than described above, as of the

Evaluation Date, our current disclosure controls and procedures are effective to ensure that all material information required to be filed in this quarterly report on Form 10-QSB has been made known to them in a timely fashion.

Changes in Internal Controls

Due to the lack of cooperation by old management, certain transactions and agreements may exist that current management is not aware of. These transactions and agreements could have potential liability for telcoBlue. New management is seeking a court injunction to seize and
recover all records of telcoBlue.   There have been no other
significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date set forth above.


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


telcoBlue, Inc.

    Dated: September 21, 2003                    /s/Daymon Bodard
                                            ----------------------
                                                Daymon Bodard, CEO

               CERTIFICATIONS

I, Daymon Bodard, certify that:

1. I have reviewed this quarterly report on Form 10QSB of telcoBlue, Inc.

2. Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):


(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  September 21, 2003

/s/Daymon Bodard
--------------------------
Daymon Bodard, CEO

               CERTIFICATIONS

I, Dominic Martinez, certify that:

1. I have reviewed this quarterly report on Form 10QSB of telcoBlue, Inc.

2. Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):


(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  September 21, 2003

/s/Dominic Martinez
--------------------------
Dominic Martinez, Chief Financial Officer