Form 10KSB
period 2003-09-30
TELCO BLUE INC
filed 2004-02-17
CIK 1123219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2003

                     Commission file number: 001-16099

                              telcoBlue, Inc.
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

                   3166 Custer Drive, Suite 101, Lexington, KY 40517
    ------------------------------------------------------------------------
                                   James Turek
                       -----------------------------------
                           (Name of agent for service)

                                 (859) 245-5252
    ------------------------------------------------------------
   (Telephone number, including area code, of agent for service)


                SECURITIES REGISTERED PURSUANT TO SECTION 12(B)
                    OF THE SECURITIES EXCHANGE ACT OF 1934:

  Title of Each Class     Name of Each Stock Exchange on Which Registered
 -----------------------     -----------------------------------
 Common Stock, Par                        Not Applicable
 Value  $0.001 Per Share

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Indicate by check mark whether the Registrant(1)has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO [ ]

     The number of shares of Registrant's Common Stock outstanding on September 30, 2003, was 3,704,970.

     The Registrant's total revenues for the year ended September 30, 2003 were $0.00.

                                   PART I
                                 --------

Item  1.  Description of Business.

Nature of Business. telcoBlue, Inc. formerly Better Call Home, Inc., a development stage company, was formed in Nevada on August 2, 2002 to operate an Internet-based long distance telephony network using state-of-the-art Voice over Internet Protocol.

On August 29, 2002, BCH entered into a reorganization with Wave Power.net, Inc., an inactive public company, whereby Wave Power acquired all of the issued and outstanding shares of BCH's common stock by issuing to BCH's shareholders, pro-rata, 16,000,000 shares of Wave
Power common stock.   At that time, Wave Power had 14,000,000 shares
outstanding. The combined entity changed its name to telcoBlue, Inc. on August 29, 2002.

Since August 29, 2002, telcoBlue's only activities have been organizational ones, directed at developing its business plan and
seeking a merger candidate.   We have not generated any revenues.
telcoBlue has not commenced any commercial operations.

telcoBlue has no employees and owns no real estate. As of September 30, 2003, telcoBlue could be defined as a "shell" company whose sole purpose is to locate and consummate a merger or acquisition with a private entity.

On September 10, 2003, telcoBlue declared a 1:20 reverse stock split whereby each shareholder would receive one share for every twenty shares held.

Subsequent Acquisition.    Effective January 15, 2004, telcoBlue
completed a reverse merger with Promotional Containers Manufacturing whereby telcoBlue issued 28,700,000 shares to PCM for all of the
outstanding shares of PCM.     In connection with the merger, telcoBlue
agreed to issue an additional 12,150,000 shares to various individuals
for work on the merger.    For further information on the acquisition,
see the Form 8-K filed February 9, 2004.

Item 2.  Description of Property.

telcoBlue has no physical assets.   telcoBlue has a mailing address at
3166 Custer Drive, Suite 101, Lexington, KY 40517.   Other than this
mailing address, telcoBlue does not currently have any other office
facilities.   telcoBlue pays no rent or other fees for the use of this
mailing address.

Item  3.  Legal Proceedings.

In June 2003, telcoBlue directors terminated its president, Ron McIntyre who claimed unspecified and unrecorded payables, contracts and
committed stock issuances.    Subsequent management efforts to
substantiate any such claims have produced no results except for a demand for $60,000 in compensation to that former president.
Management believes the $60,000 claim is unjustified and that no such payables or other commitments exist, and no amounts have been recorded for these contingent liabilities.

No other proceeding are pending that the Company is aware of at present.

Item  4.  Submission of Matters to a Vote of Security Holders.

None

Item  5.  Market for Common Equity and Related Stockholder Matters.

a. Market Information.  telcoBlue's shares are traded on the Over The
Counter Bulletin Board stock exchange under the symbol, "TLCB".   The
following table shows the high and low bid information for the period of inception through September 30 2003 reported to telcoBlue by the OTC Bulletin Board. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                    High  Bid              Low  Bid
                                    ---------              --------
    Inception to September 30       $.60                    $.15
    December 31, 2002               $.05                    $.05
    March 31, 2003                  $.04                    $.04
    June 30, 2003                   $.05                    $.05
    September 30, 2003              $.02                    $.01

b.   telcoBlue has 198 shareholders of record as of September 30, 2003.

c. telcoBlue has never declared or paid any dividends, and although there are no restrictions limiting its ability to do so, it is unlikely to pay any any dividends in the foreseeable future.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
---------------------------------------------------------------------

The following discussion and analysis should be read in conjunction with telcoBlue's financial statements and notes thereto included elsewhere in this Form 10-KSB as amended.

Except for the historical information contained herein, the discussion in this Form 10-KSB as amended contains certain forward looking statements that involve risks and uncertainties, such as statements of telcoBlue's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-KSB should be read as being applicable to all related forward statements wherever they appear in this Form 10-KSB. telcoBlue's actual results could differ materially from those discussed here.

Nature of Business. telcoBlue, Inc. formerly Better Call Home, Inc., a development stage company, was formed in Nevada on August 2, 2002 to operate an Internet-based long distance telephony network using state-of-the-art Voice over Internet Protocol.

On August 29, 2002, BCH entered into a reorganization with Wave Power.net, Inc., an inactive public company, whereby Wave Power acquired all of the issued and outstanding shares of BCH's common stock by issuing to BCH's shareholders, pro-rata, 16,000,000 shares of Wave
Power common stock.   At that time, Wave Power had 14,000,000 shares
outstanding. The combined entity changed its name to telcoBlue, Inc. on August 29, 2002.

Since August 29, 2002, telcoBlue's only activities have been organizational ones, directed at developing its business plan and
seeking a merger candidate.   We have not generated any revenues.
telcoBlue has not commenced any commercial operations.

telcoBlue has no employees and owns no real estate. As of September 30, 2003, telcoBlue could be defined as a "shell" company whose sole purpose is to locate and consummate a merger or acquisition with a private entity.

On September 10, 2003, telcoBlue declared a 1:20 reverse stock split whereby each shareholder would receive one share for every twenty shares held.

For the year ended September 30, 2003, telcoBlue sustained a net loss of $2,392,504.

For the period from August 2, 2002 ("inception") through September 30, 2002, telcoBlue sustained a net loss of $2,189,569.

Capital Resources and Liquidity
-------------------------------

For the year ended September 30, 2003 and the period from inception to September 30, 2002, telcoBlue did not pursue any investing activities.

For the year ended September 30, 2003, telcoBlue received $61,500 from the sale of stock and received the proceeds from notes payable to related parties of $275,201 resulting in net cash provided by financing activities of $336,701.

For the period from inception through September 30, 2002, telcoBlue received $74 from the sale of stock, received proceeds from notes payable of $3,343 and proceeds from notes payable to related parties of
$9,662.   As a result, telcoBlue had net cash provided by financing
activities of $13,079 for the period from inception to September 30, 2002.

Results of Operations
------------------------

For the year ended September 30, 2003, telcoBlue had no revenues.   Net
loss for the year ended September 30, 2003 was $2,392,504.   telcoBlue
had interest expense of $18,706, impairment of $926 and had general and
administrative expenses of $2,172,872.   These general and
administrative expenses consisted primarily from stock issued for services valued at $1,876,530 and stock option and warrant expense of $75,556.

For the period from inception to September 30, 2002, telcoBlue had not
received any revenues.   Net loss for the period from inception to
September 30, 2002 was $2,189,569.   telcoBlue ad interest expense of
$13,237 and had general and administrative expenses of $2,134,003. These general and administrative expenses consisted primarily of stock issues for services of $2,134,003.

telcoBlue believes that our existing capital will not be sufficient to meet our cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of
1934, as amended.   Even with the subsequence acquisition of PCM, we
anticipate that our existing capital will not be sufficient to allow us
to expand the PCM operations.   Any required cash flows will be
supplied by officers.

We do not expect to purchase or sell any significant equipment, engage in product research or development and do not expect any significant changes in the number of employees.

Events Subsequent to September 30, 2003
 --------------------------------------------

In December 2003, telcoBlue issued 255,000 shares to the president for services valued at $25,000 and 1,521,475 to payoff notes payable to shareholders of $275,092.

Effective January 15, 2004, telcoBlue completed a reverse merger with Promotional Containers Manufacturing whereby telcoBlue issued 28,700,000 shares to PCM for all of the outstanding shares of PCM. In connection with the merger, telcoBlue agreed to issue an additional 12,150,000 shares to various individuals for work on the merger. For further information on the acquisition, see the Form 8-K filed February 9, 2004.

Item 7.  Financial Statements.

                                C O N T E N T S
                                ---------------

Item                                                           Page
----                                                           ----

Independent Auditors' Report                                   F-1

Consolidated Balance Sheets
        as of September 30, 2003                               F-2

Consolidated Statement of Expenses
        for the Period from August 2, 2002 (Inception)
        through September 30, 2003                             F-3

Consolidated Statement of Changes in Stockholders' Deficit
        for the Period from August 2, 2003 (Inception)
        through September 30, 2003                             F-4

Consolidated Statement of Cash Flows
        for the Period from August 2, 2002 (Inception)         F-5
        through September 30, 2003

Notes to Consolidated Financial Statements                     F-6

                             INDEPENDENT AUDITORS REPORT


To the Board of Directors
   telcoBlue, Inc.
   (A Development Stage Company)
   Winston Salem, North Carolina

We have audited the accompanying consolidated balance sheet of telcoBlue, Inc., as of September 30, 2003 and the related statements of expenses and comprehensive loss, stockholders deficit, and cash flows for the year ended September 30, 2003, the period from August 2, 2002 (Inception) through September 30, 2002 and the period from August 2, 2002 (Inception) through September 30, 2003. These financial statements are the responsibility of telcoBlue's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of telcoBlue, Inc., as of September 30, 2003, and the results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.



MALONE & BAILEY, PLLC
Houston, Texas
www.malone-bailey.com

January 29, 2004
                              telcoBlue, Inc.
                       (A Development Stage Company)
                        CONSOLIDATED BALANCE SHEET
                            September 30, 2003


          ASSETS                                           $        -
                                                           ==========

          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable                                         $   15,195
  Accounts payable to related parties                          34,823
  Accrued expenses                                                755
  Notes payable                                                 3,899
  Notes payable to related parties                            286,363
                                                           ----------
  Total Current Liabilities                                   341,035
                                                           ----------

Commitments and Contingencies


          STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 75,000,000 shares
  authorized, 3,704,970 issued and outstanding                 3,705
Additional paid in capital                                  4,228,041
Accumulated other comprehensive income                          9,292
Deficit accumulated during the development stage           (4,582,073)
                                                           ----------
Total Stockholders' Deficit                                  (341,035)
                                                           ----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                $        -
                                                           ==========





See accompanying summary of accounting policies and notes to financial statements.

                                telcoBlue, Inc.
                         (A Development Stage Company)
        CONSOLIDATED STATEMENTS OF EXPENSES AND COMPREHENSIVE LOSS
          For the Year Ended September 30, 2003 and the Period
        from August 2, 2002(Inception)Through September 30, 2002
        and the Period From Inception Through September 20, 2003

                                               Inception   Inception
                                                Through     Through
                                               Sept. 30,   Sept. 30,
                                    2003         2002         2003
                                 ----------   ----------   ----------
General and administrative       $2,173,798   $2,176,332   $4,501,130
Interest expense                     18,706       13,237       31,943
                                 ----------   ----------   ----------
Net loss                         (2,392,504)  (2,189,569)  (4,582,073)

Other Comprehensive Income
  Gain on foreign currency
    translation                       9,075          217       9,292)
                                 ----------   ----------   ----------
Total Comprehensive Loss        $(2,383,429) $(2,189,352) $(4,572,781)
                                 ==========   ==========   ==========

Basic and diluted net loss per
  share                         $     (1.09)  $    (1.46)
Weighted average shares
  outstanding                     2,193,785    1,500,020





See accompanying summary of accounting policies and notes to financial statements.

                                telcoBlue, Inc.
                         (A Development Stage Company)
            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                  For the Period from August 2, 2002 (Inception)
                           Through September 30, 2003


                                                          Additional
                                         Common              Paid
                                  Shares        Par       In Capital
                                ----------   ----------   ----------
Stock issued for cash,
   distribution agreement and
   services                       800,020     $    800     $     203
Stock issued in recapitalization  700,000          700          (700)
Liabilities of Wave Power
  assumed in reverse merger              -            -     (173,725)
Expenses paid by shareholders                              2,134,000
Intrinsic value of beneficial
  conversion feature of
  convertible notes payable              -            -       13,176
Foreign currency translation
  adjustment                             -            -            -
Net loss                        ----------   ----------   ----------
Balances at September 30, 2002   1,500,020        1,500    1,972,954

Stock issued for:
 - services                      1,930,506        1,930    1,874,600
 - cash                             30,750           31       61,469
 - notes payable to related
   parties                         150,000          150      149,850
 - accounts payable to related
   parties                          93,694           94       74,906
Option and warrant expense               -            -       75,556
Imputed interest                         -            -       18,706
Foreign currency translation
  adjustment                             -            -            -
Net loss                                 -            -            -
                                ----------   ----------   ----------
Balances at September 30, 2003   3,704,970   $    3,705   $4,228,041
                                ==========   ==========   ==========





See accompanying summary of accounting policies and note to financial statements.

                                telcoBlue, Inc.
                         (A Development Stage Company)
            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                 For the Period from August 2, 2002 (Inception)
                             Through September 30, 2003

                                                Deficit
                                 Accumulated  Accumulated
                                   Other      During the
                               Comprehensive  Development
                                   Income       Stage        Totals
                                 ----------   ----------   ----------
Stock issued for cash, distribution
  agreement and services                                   $    1,003
Stock issued in recapitalization          -            -            -
Liabilities of Wave Power
 assumed in reverse merger                -            -     (173,725)
Expenses paid by shareholders                               2,134,000
Intrinsic value of beneficial
 conversion feature of
 convertible notes payable                -            -       13,176
Foreign currency translation
 Adjustment                     $       217            -          217
Net loss                                  - $(2,189,569)   (2,189,569)
                                 ----------   ----------   ----------
Balances at September 30, 2002          217  (2,189,569)     (214,898)

Stock issued for:
 - services                               -            -    1,876,530
 - cash                                   -            -       61,500
 - notes payable to related
   parties                                -            -      150,000
 - accounts payable to related
   parties                                -            -       75,000
Option and warrant expense                -            -       75,556
Imputed interest                          -            -       18,706
Foreign currency translation
 Adjustment                           9,075            -        9,075
Net loss                                  -   (2,392,504)  (2,392,504)
                                 ----------   ----------   ----------
Balances at September 30, 2003   $    9,292  $(4,382,073) $  (341,035)
                                 ==========   ==========  ===========

See accompanying summary of accounting policies and notes to financial statements.

                                telcoBlue, Inc.
                         (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Year Ended September 30, 2003 and the Period
             from August 2, 2002(Inception)Through September 30, 2002
             and the Period From Inception Through September 20, 2003

                                                              Inception   Inception
                                                               Through      Through
                                                               Sept. 30,    Sept. 30,
                                                    2003         2002         2003
                                                 ----------   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                        $(2,392,504) $(2,189,569) $(4,582,073)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
  Stock issued for services                       1,876,530    2,134,003    4,010,533
  Stock option and warrant expense                   75,556            -       75,556
  Imputed interest                                   18,706            -       18,706
  Intrinsic value of beneficial conversion
    feature of convertible notes payable                  -       13,176       13,176
  Changes in:
    Accounts payable                                (17,993)      11,889       (6,101)
    Accounts payable to related parties              92,605       17,218      109,823
    Accrued expenses                                    694           61          755
                                                 ----------   ----------   ----------
NET CASH USED IN OPERATING ACTIVITIES              (346,406)     (13,222)    (359,625)
                                                 ----------   ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of stock                                      61,500           74       61,574
  Proceeds from notes payable                             -        3,343        3,343
  Proceeds from notes payable to related parties    275,201        9,662      284,863
                                                 ----------   ----------   ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES           336,701       13,079      349,780
                                                 ----------   ----------   ----------
Effect of exchange rate changes on cash               9,631          217        9,845
                                                 ----------   ----------   ----------
NET CHANGE IN CASH                                      (74)          74            -
  Cash balance, beginning                                74            -            -
                                                 ----------   ----------   ----------
  Cash balance, ending                           $        -   $       74   $        -
                                                 ==========   ==========   ==========

Non-Cash Disclosures:
  Stock issued for notes payable to related
   parties                                       $  150,000            -   $  150,000
  Stock issued for accounts payable to
   related parties                                   75,000            -       75,000
  Stock issued to related party for
   distribution agreement                                 -   $      926          926





  Accounts payable of WavePower assumed
   in merger                                              -       22,225       22,225
  Note payable of WavePower assumed in
   Merger                                                 -      151,500      151,500





See accompanying summary of accounting policies and notes to financial statements.

                                telcoBlue, Inc.
                         (A Development Stage Company)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business. telcoBlue, Inc. ("telcoBlue") formerly Better Call Home, Inc. ("BCH"), a development stage company, was in Nevada on August 2, 2002 to operate an Internet-based long distance telephony network using state-of-the-art Voice over Internet Protocol. The name was changed to telcoBlue, Inc. on August 29, 2002.

On August 29, 2002, BCH entered into a reorganization with Wave Power.net, Inc. ("Wave Power"), an inactive public company, whereby Wave Power acquired all of the issued and outstanding shares of BCH's common stock by issuing to BCH's shareholders, pro-rata, 800,000 million shares of Wave Power common stock. At that time, Wave Power had 700,000 shares outstanding. The combined entity changed its name to telcoBlue, Inc. on August 29, 2002. Wave Power shareholders ended up with 700,000 shares issued and outstanding. After payment of all reserved shares, management shares and shares issued pursuant to this Agreement there were 1,500,020 shares of common stock issued and outstanding.

Principles of consolidation. The consolidated financial statements include the accounts of telcoBlue and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

On August 29, 2002, telcoBlue declared a 1:5 reverse stock split whereby each shareholder would receive one share for every five shares
held.   On September 10, 2003, telcoBlue declared a 1:20 reverse stock split whereby each shareholder would receive one share for every twenty shares held. All per-share amounts and number of shares outstanding in these consolidated financial statements have been restated for the stock split.

Cash and Cash Equivalents. telcoBlue considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Use of Estimates. In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the statement of expenses. Actual results could differ from those estimates.

Impairment of Long-Lived Assets. telcoBlue reviews the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. telcoBlue assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value. In the year ended September 30, 2003, telcoBlue determined their distribution agreement with Vocalscape Networks, Inc. was fully impaired because estimated future net cash flows were less than the carrying value of the distribution agreement.

Revenue recognition. There is no revenue recognition policy due to telcoBlue having no revenues as of September 30, 2003.

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

Stock options.   telcoBlue accounts for stock options issued to
employees under the intrinsic value method. Under this method, no compensation expense is recognized for stock options granted when the number of underlying shares is known and exercise price of the option is greater than or equal to the fair market value of the stock on the date of grant. Fair value is used for options and warrants issued to non-employees as compensation. No options were issued to employees in the years ended September 30, 2003 and 2002, therefore net loss and pro forma net loss are the same.

Recently issued accounting pronouncements. telcoBlue does not expect the adoption of recently issued accounting pronouncements to have a significant impact on telcoBlue results of operations, financial position or cash flow.


NOTE 2.  DISTRIBUTION AGREEMENT

On August 7, 2002, telcoBlue issued 740,800 shares of common stock to Vocalscape Networks, Inc. ("Vocalscape") for the right to distribute
Vocalscape's products.   The agreement is for three years.   In the
year ended September 30, 2003, telcoBlue determined the distribution agreement was fully impaired because estimated future net cash flows were less than the carrying value of the distribution agreement.

NOTE 3.  ACCOUNTS PAYABLE TO SHAREHOLDER

On August 7, 2002, telcoBlue entered into a one year management agreement with Vocalscape. In June 2003, telcoBlue's board approved a termination and settlement agreement with Vocalscape that granted the issuance of 212,500 shares of telcoBlue to Vocalscape for payment of $75,000 owed under the management agreement, $30,868 of out of pocket expenses paid on behalf of telcoBlue and $64,233 of lost stock sale profits because of telcoBlue's failure to file an SB-2 within two months of the reorganization as required by the plan of reorganization.


NOTE 4.  NOTES PAYABLE / NOTES PAYABLE TO RELATED PARTIES

In August and September 2002, telcoBlue borrowed $13,005. Two notes totaling $3,343 are due to third parties and two notes totaling $9,662 are due to shareholders. All four notes carry interest of 6 percent, with interest due monthly. The principal was due in June and July
2003.   telcoBlue is currently in default on these notes.   Each note
is convertible into common stock of telcoBlue at the holder's option. The price for conversion is the lower of 80 percent of the average closing price of telcoBlue stock for the five days preceding the conversion request or $.10 per share. The intrinsic value of the beneficial conversion feature was $13,176 which has been recorded as interest expense.

As part of the reverse merger with Wave Power, telcoBlue assumed the liabilities of Wave Power. Wave Power owed a shareholder $151,500. The note is due on demand and bears no interest. In 2003, telcoBlue issued 150,000 shares of common stock for payment of $150,000 of the note.

Also in 2003, shareholders paid $273,592 of expenses on behalf of telcoBlue. The advances are due on demand and bear no interest.
Interest expense of 8 percent has been imputed totaling $18,706.


NOTE 5.  COMMON STOCK

In August 2002, 59,200 shares of stock were sold for $74 in total proceeds.

In August 2002, 740,800 shares of stock were issued in exchange for a
distribution agreement (see note 2) with Vocalscape.   The shares were
valued at $926.

On August 29, 2002, 700,000 shares of stock were issued in a merger with WavePower.net, Inc.

In the quarter ended December 31, 2002, telcoBlue issued 36,700 shares of common stock valued at $106,428 for services.

In the quarter ended December 31, 2002, telcoBlue issued 280,000 shares of common stock for $300,000 of services.

In the quarter ended December 31, 2002, telcoBlue sold 30,750 shares of common stock for $61,500.

In the quarter ended March 31, 2003, telcoBlue issued 150,000 shares of common stock to pay off a $150,000 note payable.

For a 12 month consulting agreement signed in April 2003, telcoBlue agreed to issue 200,000 shares of common stock, 50,000 per quarter with the first 50,000 due upon signing. As part of the agreement, telcoBlue also agreed to issue 100,000 120 day warrants to purchase telcoBlue common stock at $.05 per share. If the 100,000 warrants are exercised, the consultant will be granted 200,000 additional 120 day warrants to purchase telcoBlue common stock at $.10 per share. If the 200,000 warrants are exercised, the consultant will be granted 200,000 additional 120 day warrants to purchase telcoBlue common stock at $.15 per share. The first 50,000 shares were issued and valued at $55,000. The first group of warrants expired causing the remaining warrants to not be granted.

In April 2003, telcoBlue issued 195,000 shares valued at $195,000 to four consultants.

In June 2003, telcoBlue's board approved the issuance of 212,500 shares of telcoBlue to Vocalscape for payment of $75,000 owed under the management agreement, $30,868 of out of pocket expenses paid on behalf of telcoBlue and $64,233 of lost stock proceeds because of telcoBlue's failure to file an SB-2 within two months of the reorganization as required by the plan of reorganization.


NOTE 6.  INCOME TAXES

          Deferred tax assets                 $   84,000
          Less: valuation allowance              (84,000)
                                              ----------
          Net deferred taxes                  $        0
                                              ==========

telcoBlue has a net operating loss carryforwards of approximately $559,000 as of September 30, 2003. Internal Revenue Section 382 restricts the ability to use these carryforwards whenever an ownership change as defined occurs. telcoBlue incurred such an ownership change on September 10, 2003. As a result, telcoBlue's use of net operating losses as of September 10, 2003 are restricted. Losses incurred subsequent to September 10, 2003 are not restricted.


NOTE 7.  COMMITMENTS

Operational expenses such as rent were covered under the management agreement with Vocalscape until June 2003 (see note 3). telcoBlue maintained its offices on a temporary basis in the office of its president, pursuant to an oral agreement on a rent-free, month-to-month
basis.   TelcoBlue cannot currently predict the outcome or the impact of these uncertainty.

NOTE 8.  CONTINGENT LIABILITIES

In June 2003, telcoBlue directors terminated its president, who claimed unspecified and unrecorded payables, contracts and committed stock issuances. Subsequent management efforts to substantiate any such claims have produced no results except for a demand for $60,000 in compensation to that former president. Management believes the $60,000 claim is unjustified and that no such payables or other commitments exist, and no amounts have been recorded for these contingent liabilities.


NOTE 9.  STOCK WARRANTS

telcoBlue follows the disclosure requirements of FASB Statement 123, Accounting for Stock Based Compensation Plans. telcoBlue's Stock Option Plan provides for the grant of non-qualified options to directors, employees and consultants of telcoBlue, and opportunities for directors, officers, employees and consultants of telcoBlue to make purchases of stock in telcoBlue. In addition, telcoBlue issues stock warrants from time to time to consultants, stockholders and creditors as additional financial incentives. The plans and warrants issuance are administered by the Board of Directors, who have substantial discretion to determine which persons, amounts, time, price, exercise terms, and restrictions, if any.

telcoBlue uses the intrinsic value method of calculating compensation expense, as described and recommended by APB Opinion 25, and allowed by FASB Statement 123. In the year ended September 30, 2003 telcoBlue issued 100,000 120 day warrants to purchase telcoBlue common stock at $1.00 per share resulting in $65,013 of warrant expense. In the quarter ended December 31, 2002, telcoBlue issued 7,500 three-year warrants to purchase telcoBlue common stock resulting in $10,543 of warrant expense.

Summary information regarding warrants is as follows:

                                                            Wtd. Avg.
                                                              Share
                                               Warrants       Price
                                              ----------   ----------
     Outstanding at September 30, 2002                 -   $        -
     Issuances                                   107,500         2.33
     Expired                                    (100,000)        1.00
                                              ----------   ----------
     Outstanding at September 30, 2003             7,500   $    20.00
                                              ==========   ==========

Warrants outstanding and exercisable as of September 30, 2003:

                                       Outstanding        Exercisable
                                   Number     Remaining     Number
       Exercise Price             of Shares      life       of Shares
                                 ----------   ----------   ----------
          $10.00                      2,500     2 years         2,500
           20.00                      2,500     2 years         2,500
           30.00                      2,500     2 years         2,500
                                 ----------                ----------
                                      7,500                     7,500
                                 ==========                ==========

Variables used in the Black-Scholes option-pricing model include (1) 1.5% risk-free interest rate, (2) expected option life is the actual remaining life of the options as of each year end, (3) expected volatility is the actual historical stock price fluctuation volatility and (4) zero expected dividends.

NOTE 10 - RELATED PARTY TRANSACTIONS

In September 2002, a telcoBlue shareholder issued 226,000 shares of their telcoBlue stock for agreements with consultants for services on
behalf of telcoBlue.   These transactions were accounted for as if the
shares were returned to telcoBlue and telcoBlue issued them.   The
shares were valued at $2,134,000 and have been expensed as of September
30, 2002.

In August 2003, telcoBlue agreed to purchase all of the outstanding shares of Intercontinental Communications, Inc. ("ICI"), who was owned by a shareholder of telcoBlue, to include ICI's ownership rights to an interest in inCall Systems Pte., Ltd. (inCall Pte.) in exchange for 1,250,000 shares of telcoBlue and a $500,000 note payable convertible
into 1,750,000 of telcoBlue common stock.   TelcoBlue issued the
1,250,000 shares to individuals and entities that were already telcoBlue shareholders, but not the note payable because of problems
verifying ICI's rights to inCall Pte.   The purchase never closed and
telcoBlue does not intend to recover the 1,250,000 shares.   Because
telcoBlue does not intend to recover the shares, the issuance has been accounted for as stock issued for services valued at $1,125,000.


NOTE 11.  SUBSEQUENT EVENT

In December 2003, telcoBlue issued 255,000 shares to the president for services valued at $25,000 and 1,521,475 to payoff notes payable to shareholders of $275,092.

Effective January 15, 2004, telcoBlue completed a reverse merger with Promotional Containers Manufacturing ("PCM") whereby telcoBlue issued 28,700,000 shares to PCM for all of the outstanding shares of PCM. In connection with the merger, telcoBlue agreed to issue an additional 12,150,000 shares to various individuals for work on the merger.
After the merger, PCM shareholders ended up with 84 percent of the recapitalized company.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have not been any changes in or disagreements with accountants on accounting and financial disclosure.

Item 8A.   Controls and Procedures

Evaluation of telcoBlue's Disclosure Controls.   TelcoBlue' Chief
Executive Officer and Chief Financial Officer have evaluated the effectiveness of telcoBlue's disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report (the "Evaluation Date"). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to telcoBlue would be made known to them by others within those entities and would be disclosed on a timely basis.

Changes in internal control over financial reporting.   As of the end
of the period covered by this annual report, there were no changes in telcoBlue's internal control over financial reporting that occurred during the period covered by this annual report that have materially affected or are reasonably likely to materially affect telcoBlue's internal control over financial reporting.

Limitations on the effectiveness of controls.   TelcoBlue's management,
including the CEO and CFO, does not expect that telcoBlue's disclosure controls and procedures will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

                          PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Officers and Directors
-------------------------

The following chart sets forth information on our officers and directors as of September 30, 2003:

     Name              Age                  Title
-------------         ---                  -----------------------
Daymon Bodard*                               CEO/Director
Daniel Motsinger*       51                   Director
Dominic Martinez*       31                   Director/CFO/Secretary

Mr. Ron McIntyre was dismissed in June 2003.

Pursuant to the reverse merger with PCM, these officers and directors
resigned and new officers and directors were appointed.   For further
information on current officers and directors and their resumes, see the Form 8-K filed February 9, 2004.

Our Bylaws require that we have a minimum of one director. Directors are elected at our annual meeting to be held on the 6th of November. Directors shall serve until their successors are duly elected or appointed. A vacancy on the Board of Directors may be filled by a majority vote of the remaining directors.

Biography of Directors as of September 30, 2003:

Daymon Bodard, Director, CEO

Mr. Bogard has been self-employed as a management consultant for the
past 10 years.   His company manages, creates and sells U.S. and
Canadian public companies.

Dominic Martinez, Director, CFO, Secretary

Dominic T. Martinez, age 31, is a resident of Florence, CO. After graduating from high school, Mr. Martinez attended the University of Southern Colorado as a full time student, working summers. Upon graduation from the university (1994), he worked at the Dayton-Hudson Corp. in the assets protection department. This work experience influenced his choice to accept his next position as a Clinical
Therapist at a local hospital.   Taking advantage of a business
opportunity in the year 2000, he assumed a business consulting position
for Starr Consulting.   Working full time, and under the direction of
other consultants, he gained valuable experience.   This experience,
coupled with his education led him to the position of Secretary and Director of telcoBlue.

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

Identify Significant Employees
---------------------------------

As of the date of this annual report, telcoBlue has no persons other than the new officers and directors discussed in the Form 8-K filed February 9, 2004 that are expected to make significant contributions to the operations of telcoBlue.

Family Relationships
---------------------

As of the date of this annual report, there are no family relationships between our promoters, executive officers, control persons, directors or persons nominated for such positions.

Involvement in Certain Legal Proceedings
----------------------------------------

As of the date of this registration statement, telcoBlue has had no events, to the best of our knowledge, that occurred during the past five years, including bankruptcies, criminal convictions or proceedings, court orders or judgments, that are material to an evaluation of the ability or integrity of any director, executive officer, promoter, control person or any person nominated for such position.

For further information on the acquisition, see the Form 8-K filed February 9, 2004.

Item 10.  Executive Compensation.
------------------------------------

Ron McIntyre
   2003(through June)         CEO                           0
   2002                                                $5,000

Daymon Bodard
   2003                       CEO                     $25,000

In December 2003, telcoBlue issued 255,000 shares to Daymon Bodard for services valued at $25,000.

Except as identified in this section, none of telcoBlue's executive officers and directors received any compensation, cash or non-cash, during the period from inception through September 30, 2003.

Item 11.   Security Ownership of Certain Beneficial Owners and
Management.

The following table sets forth information as of January 31, 2004, regarding the ownership of telcoBlue's common stock by each shareholder known to telcoBlue to be the beneficial owner of more than five percent of its outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

NAME                AMOUNT OF COMMON STOCK     PERCENT OF COMMON STOCK
                     BENEFICIALLY OWNED(1)        BENEFICIALLY OWNED
---------------------------------------------------------------------

Daymon Bogard               255,000                       6.88%

Daniel Motsinger             22,500                        .61%

Dominic Martinez                  0                       0.00%

Vocalscape
   Networks, Inc.(2)        592,795                      16.00%
Officers and Directors
   As a group (3 persons

(1) Out of 3,704,970 common stock shares.
(2) Vocalscape Networks, Inc., a British Columbia corporation controlled by Marc Crimeni.


Item 12. Certain Relationship and Related Transactions.
---------------------------------------------------------------
Operational expenses such as rent were covered under the management
agreement with Vocalscape until June 2003.   telcoBlue maintained its
offices on a temporary basis in the office of its president, pursuant to an oral agreement on a rent-free, month-to-month basis.

In August and September 2002, telcoBlue borrowed $13,005. Two notes totaling $3,343 are due to third parties and two notes totaling $9,662 are due to shareholders. All four notes carry interest of 6 percent, with interest due monthly. The principal was due ten months from the funding date. Each note is convertible into common stock of telcoBlue at the holder's option. The price for conversion is the lower of 80 percent of the average closing price of telcoBlue stock for the five days preceding the conversion request or $.10 per share. The intrinsic value of the beneficial conversion feature was $13,176 which has been recorded as interest expense.

As part of the reverse merger with Wave Power, telcoBlue assumed the liabilities of Wave Power. Wave Power owed a shareholder $151,500. The note is due on demand and bears no interest. In 2003, telcoBlue issued 150,000 shares of common stock for payment of $150,000 of the note.

Also in 2003, shareholders paid $273,592 of expenses on behalf of telcoBlue. The advances are due on demand and bear no interest.
Interest expense of 8 percent has been imputed totaling $18,706.

Item  13.  Exhibits and Reports on Form 10-KSB


EXHIBIT 99.2           Certification

ITEM 14.   Principal Accountant Fees and Services

Audit Fees. telcoBlue incurred aggregate fees and expenses of $17,775 and $5,100, respectively, from Malone & Bailey, PLLC for the fiscal years 2003 and 2002 annual audit and for review of telcoBlue's consolidated financial statements included in its Forms 10-QSB for the 2003 and 2002 fiscal year.

Tax and other Fees.   telcoBlue did not incur any tax fees to Malone &
Bailey for the fiscal years 2003 and 2002 for any non-audit professional services rendered.

There is no audit committee.

                                   SIGNATURES

         Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized this 10th day of February 2004.

                              telcoBlue, Inc.

                              /s/James Turek
                              -------------------------
                              By: James Turek, CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their capacities and on the date indicated.

                              /s/James Turek
                              -------------------------
                              By: James Turek, CEO/CFO/Director

CERTIFICATION
-------------

I, James Turek, certify that:

1.       I have reviewed this report on Form 10-KSB of telcoBlue, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

         c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



  February 13, 2004                       By /s/ James Turek
------------------                     --------------------------------
                                       James Turek
                                       Chief Executive Officer and
                                       Chief Financial Officer