Form 10QSB
period 2003-12-31
TELCOBLUE INC
filed 2004-02-23
CIK 1123219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]  Quarterly report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the quarterly period ended December 31, 2003.

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

                      3166 Custer Drive, Suite 101
                          Lexington, KY 40517
                       -------------------------
               (Address of principal executive offices)(Zip Code)


                               (859) 245-5252
                                 ------------
                           (Issuer's telephone number)

Check whether the issuer: (1)filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [X]         No [ ]

The number of shares outstanding of Registrant's common stock ($0.001 par value) as of the quarter ended December 31, 2003 is 5,481,445.

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

ITEM 4.  SUBMISSION TO A VOTE OF SECURITY HOLDERS....................10

ITEM 5.  OTHER.......................................................10

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................10

         SIGNATURES..................................................10
                             telcoBlue, Inc.
                      (A Development Stage Company)
                       CONSOLIDATED BALANCE SHEET
                             December 31, 2003

          ASSETS                                           $        -
                                                           ==========


          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable                                           $   15,500
Accounts payable to related parties                            34,937
Accrued expenses                                                  789
Notes payable                                                   4,076
Notes payable to related parties                               11,784
                                                           ----------
  Total Current Liabilities                                    67,086
                                                           ----------
Commitments and Contingencies


          STOCKHOLDERS' DEFICIT

Common stock, $.001 par value, 75,000,000 shares
  authorized, 5,481,445 issued and outstanding                  5,481
Additional paid in capital                                  4,548,947
Accumulated other comprehensive income                          8,149
Deficit accumulated during the development stage           (4,629,663)
                                                           ----------
  Total Stockholders' Deficit                                 (67,086)
                                                           ----------
  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT              $        -
                                                           ==========
                             telcoBlue, Inc.
                      (A Development Stage Company)
       CONSOLIDATED STATEMENTS OF EXPENSES AND COMPREHENSIVE LOSS
      Three Months Ended December 31, 2003 and 2002 and the Period
        from August 2, 2002(Inception)through December 31, 2003

                                          Three            Inception
                                      Months Ended          Through
                                       December 31,         Dec. 31,
                                    2003         2002         2003
                                 ----------   ----------   ----------
General and administrative       $   44,429   $  213,220   $4,594,559
Interest expense                      3,161          421       35,104
                                 ----------   ----------   ----------
Net loss                            (47,590)    (213,641)  (4,629,663)

Other Comprehensive Income
  Gain on foreign currency
   translation                      ( 1,143)      (7,457)       8,149
                                 ----------   ----------   ----------
Total Comprehensive Loss         $  (48,733)  $ (221,098) $(4,621,514)
                                 ==========   ==========   ==========

Basic and diluted net loss
  per share                      $    (0.01)  $     (.12)
Weighted average shares
  outstanding                     3,847,470    1,773,145
                             telcoBlue, Inc.
                      (A Development Stage Company)
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
     Three Months Ended December 31, 2003 and 2002 and the Period from August 2, 2002(Inception)Through December 31, 2003

                                                       Three            Inception
                                                   Months Ended          Through
                                                    December 31,         Dec. 31,
                                                 2003         2002         2003
                                              ----------   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                      $  (47,590)  $ (213,641) $(4,629,663)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
  Stock issued for services                       25,000      106,428    4,035,533
  Stock option and warrant expense                     -       10,543       75,556
  Imputed interest                                 3,161            -       21,867
  Intrinsic value of beneficial conversion
   feature of convertible notes payable                -            -       13,176
  Changes in:
    Accounts payable                                 305       21,492       (5,799)
    Accounts payable to related parties              114       21,114      109,937
    Accrued expenses                                  34          197          789
                                              ----------   ----------   ----------
NET CASH USED IN OPERATING ACTIVITIES            (18,976)    ( 53,867)    (378,604)
                                              ----------   ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of stock                                        -       61,500       61,574
  Proceeds from notes payable                          -            -        3,343
  Proceeds from notes payable to related
   parties                                        19,941            -      304,804
                                              ----------   ----------   ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES         19,941       61,500      369,721
                                              ----------   ----------   ----------
Effect of exchange rate changes on cash             (965)      (7,442)       8,883
                                              ----------   ----------   ----------
NET CHANGE IN CASH                                     -          191            -
  Cash balance, beginning                              -           74            -
                                              ----------   ----------   ----------
  Cash balance, ending                        $        -   $      265   $        -
                                              ==========   ==========   ==========
Non-Cash Disclosures:
  Stock issued for notes payable to
   related parties                            $  294,521   $        -   $  444,521
  Stock issued for accounts payable to
   related parties                                     -            -       75,000




  Stock issued to related party for
   distribution agreement                              -             -         926
  Accounts payable of WavePower assumed
   in merger                                           -             -      22,225
  Note payable of WavePower assumed in
   merger                                              -             -      151,500

                             telcoBlue, Inc.
                      (A Development Stage Company)
                CONSOLIDATED NOTES TO FINANCIAL STATEMENTS


NOTE 1.   BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of telcoBlue, Inc. ("telcoBlue") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in telcoBlue's latest annual report filed with the SEC on Form 10KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2003, as reported in the 10KSB, have been omitted.


NOTE 2.  RELATED PARTIES

In the quarter ended December 31, 2003, telcoBlue issued 1,521,475 shares of common stock for repayment of $294,521 of notes payable to related parties. During the same time period, telcoBlue also issued 255,000 shares of common stock for the president's salary of $25,000.


NOTE 3.  SUBSEQUENT EVENT

Effective January 15, 2004, telcoBlue completed a reverse merger with Promotional Containers Manufacturing ("PCM") whereby telcoBlue issued 28,700,000 shares to PCM for all of the outstanding shares of PCM. In connection with the merger, telcoBlue agreed to issue an additional 12,150,000 shares to various individuals for work on the merger.

Item 2.  Management's Discussion and Analysis or Plan of Operation.
---------------------------------------------------------------------

The following discussion and analysis should be read in conjunction with telcoBlue's financial statements and notes thereto included elsewhere in this Form 10-QSB.

Except for the historical information contained herein, the discussion in this Form 10-QSB as amended contains certain forward looking statements that involve risks and uncertainties, such as statements of telcoBlue's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward statements wherever they appear in this Form 10-QSB. telcoBlue's actual results could differ materially from those discussed here.

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

Capital Resources and Liquidity
-------------------------------

For the three months ended December 31, 2003 and 2003, telcoBlue did not pursue any investing activities.

For the year ended September 30, 2003 and the period from inception to September 30, 2002, telcoBlue did not pursue any investing activities.

For the three months ended December 31, 2003, telcoBlue received proceeds from notes payable to related parties of $19,941. As a result, telcoBlue had net cash of $19,941 provided by financing activities for the three months ended December 31, 2003.

For the three months ended December 31, 2002, telcoBlue received proceeds of $61,500 from the sale of stock resulting in net chase provided by financing activities of $61,500.

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

Results of Operations
------------------------

For the three months ended December 31, 2003, telcoBlue had no
revenues.   Net loss for the three months ended December 31, 2003 was
$47,590.   telcoBlue had interest expense of $3,161 and general and
administrative expenses of $44,429.   These general and administrative
expenses consisted primarily from stock issued for services valued at $25,000.

For the three months ended December 31, 2002, telcoBlue had no
revenues.   Net loss for the three months ended December 31, 2003 was
$213,220.   telcoBlue had interest expense of $421 and general and
administrative expenses of $213,220.   These general and administrative
expenses consisted primarily from stock issued for services valued at $106,428 and stock option and warrant expense of $10,543.

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

Events Subsequent to December 31, 2003
 --------------------------------------------

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


telcoBlue, Inc.

    Dated: February 20, 2004                    /s/James Turek
                                            ----------------------
                                                James Turek, CEO

               CERTIFICATIONS

I, James Turek, certify that:

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

4. The other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):


(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 23, 2004

/s/James Turek
--------------------------
James Turek, CEO

               CERTIFICATIONS

I, Edward J. Garstka, certify that:

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

4. The other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):


(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/Edward J. Garstka
--------------------------
Edward J. Garstka, CFO