Form 10KSB/A
period 2003-09-30
TELCOBLUE INC
filed 2004-03-16
CIK 1123219

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

Subsequent Acquisition.    Effective January 22, 2004, telcoBlue
completed a reverse merger with Promotional Containers Manufacturing whereby telcoBlue issued 28,700,000 shares to PCM for all of the
outstanding shares of PCM.     In connection with the merger, telcoBlue
agreed to issue an additional 12,150,000 shares to various individuals
for work on the merger.    For further information on the acquisition,
see the Form 8-K filed February 9, 2004.

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

Effective January 22, 2004, telcoBlue completed a reverse merger with Promotional Containers Manufacturing whereby telcoBlue issued 28,700,000 shares to PCM for all of the outstanding shares of PCM. In connection with the merger, telcoBlue agreed to issue an additional 12,150,000 shares to various individuals for work on the merger. For further information on the acquisition, see the Form 8-K filed February 9, 2004.

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

                                               Inception   Inception
                                                Through     Through
                                               Sept. 30,   Sept. 30,
                                    2003         2002         2003
                                 ----------   ----------   ----------
General and administrative       $2,373,798   $2,176,332   $4,550,130
Interest expense                     18,706       13,237       31,943
                                 ----------   ----------   ----------
Net loss                         (2,392,504)  (2,189,569)  (4,582,073)

Other Comprehensive Income
  Gain on foreign currency
    translation                       9,075          217        9,292)
                                 ----------   ----------   ----------
Total Comprehensive Loss        $(2,383,429) $(2,189,352) $(4,572,781)
                                 ==========   ==========   ==========

Basic and diluted net loss per
  share                         $     (1.09)  $    (1.46)
Weighted average shares
  outstanding                     2,193,785    1,500,020





See accompanying summary of accounting policies and notes to financial statements.

                                telcoBlue, Inc.
                         (A Development Stage Company)
            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                  For the Period from August 2, 2002 (Inception)
                           Through September 30, 2003


                                                          Additional
                                         Common              Paid
                                  Shares        Par       In Capital
                                ----------   ----------   ----------
Stock issued for cash,
  distribution agreement and
  services                         800,020          800         203
Stock issurd in recapitalization   700,000          700        (700)
Liabilities of Wave Power
  assumed in reverse merger              -            -     (173,725)
Expenses paid by shareholders                              2,134,000
Intrinsic value of beneficial
  conversion feature of
  convertible notes payable              -            -       13,176
Foreign currency translation
  adjustment                             -            -            -
Net loss                                 -            -            -
                                ----------   ----------   ----------
Balances at September 30, 2002   1,500,020        1,500    1,972,954

Stock issued for:
  services                       1,930,506        1,930    1,874,600
  cash                              30,750           31       61,469
  notes payable to related
   parties                         150,000          150      149,850
  accounts payable to related
   parties                          93,694           94       74,906
Option and warrant expense               -            -       75,556
Imputed interest                         -            -       18,706
Foreign currency translation
  adjustment                             -            -            -
Net loss                                 -            -            -
                                ----------   ----------   ----------
Balances at September 30, 2003   3,704,970   $    3,705   $4,228,041
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

                                                Deficit
                                 Accumulated  Accumulated
                                   Other      During the
                               Comprehensive  Development
                                   Income       Stage        Totals
                                 ----------   ----------   ----------
Stock issued for cash,
  distribution agreement and
  services                       $        -   $        -   $    1,003
Stock issued in recapitalization          -            -            -
Liabilities of Wave Power
 assumed in reverse merger                -            -     (173,725)
Expenses paid by shareholders                               2,134,000
Intrinsic value of beneficial
 conversion feature of
 convertible notes payable                -            -       13,176
Foreign currency translation
 Adjustment                             217            -          217
Net loss                                  -   (2,189,569)  (2,189,569)
                                 ----------   ----------   ----------
Balances at September 30, 2002          217   (2,189,569)    (214,898)

Stock issued for:
  services                                -            -    1,876,530
  cash                                    -            -       61,500
  notes payable to related
   parties                                -            -      150,000
  accounts payable to related
   parties                                -            -       75,000
Option and warrant expense                -            -       75,556
Imputed interest                          -            -       18,706
Foreign currency translation
 Adjustment                           9,075            -        9,075
Net loss                                  -   (2,392,504)  (2,392,504)
                                 ----------   ----------   ----------
Balances at September 30, 2003   $    9,292  $(4,582,073)   $(341,035)
                                 ==========   ==========   ==========





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

                                                              Inception    Inception
                                                               Through      Through
                                                               Sept. 30,    Sept. 30,
                                                    2003         2002         2003
                                                 ----------   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                        $(2,392,504) $(2,189,569) $(4,582,073)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
  Stock issued for services                       1,876,530    2,134,003    4,010,533
  Stock option and warrant expense                   75,556            -       75,556
  Imputed interest                                   18,706            -       18,706
  Intrinsic value of beneficial conversion
    feature of convertible notes payable                  -       13,176       13,176
  Changes in:
    Accounts payable                                (17,993)      11,889       (6,101)
    Accounts payable to related parties              92,605       17,218      109,823
    Accrued expenses                                    694           61          755
                                                 ----------   ----------   ----------
NET CASH USED IN OPERATING ACTIVITIES              (346,406)     (13,222)    (359,625)
                                                 ----------   ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Sale of stock                                        61,500           74       61,574
Proceeds from notes payable                                        3,343        3,343
Proceeds from notes payable to related parties      275,201        9,662      284,863
                                                 ----------   ----------   ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES           336,701       13,079      349,780
                                                 ----------   ----------   ----------
Effect of exchange rate changes on cash               9,631          217        9,845
                                                 ----------   ----------   ----------
NET CHANGE IN CASH                                      (74)          74            -
Cash balance, beginning                                  74            -            -
                                                 ----------   ----------   ----------
Cash balance, ending$                                     -   $       74   $        -
                                                 ==========   ==========   ==========

Non-Cash Disclosures:
  Stock issued for notes payable to related
   parties                                       $  150,000            -   $  150,000
  Stock issued for accounts payable to
   related parties                                   75,000            -       75,000




  Stock issued to related party for
   distribution agreement                                 -   $      926          926
  Accounts payable of WavePower assumed
   in merger                                              -       22,225       22,225
  Note payable of WavePower assumed in
   Merger                                                 -      151,500      151,500





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

On August 29, 2002, BCH entered into a reorganization with Wave Power.net, Inc. ("Wave Power"), an inactive public company, whereby Wave Power acquired all of the issued and outstanding shares of BCH's common stock by issuing to BCH's shareholders, pro-rata, 800,020 shares of Wave Power common stock. At that time, Wave Power had 700,000 shares outstanding. The combined entity changed its name to telcoBlue, Inc. on August 29, 2002. Wave Power shareholders ended up with 700,000 shares issued and outstanding. After payment of all reserved shares, management shares and shares issued pursuant to this Agreement there were 1,500,020 shares of common stock issued and outstanding.

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

NOTE 3 - ACCOUNTS PAYABLE TO SHAREHOLDER

On August 7, 2002, telcoBlue entered into a one year management agreement with Vocalscape. In June 2003, telcoBlue's board approved a termination and settlement agreement with Vocalscape that granted the issuance of 212,500 shares of telcoBlue to Vocalscape for payment of $75,000 owed under the management agreement, $30,868 of out of pocket expenses paid on behalf of telcoBlue and $64,233 of lost stock sale profits because of telcoBlue's failure to file an SB-2 within two months of the reorganization as required by the plan of reorganization. The $30,868 and $64,233 were expensed at the time of issuance.


NOTE 4 - NOTES PAYABLE / NOTES PAYABLE TO RELATED PARTIES

In August and September 2002, telcoBlue borrowed $13,005. Two notes totaling $3,343 are due to third parties and two notes totaling $9,662 are due to shareholders. All four notes carry interest of 6 percent, with interest due monthly. The principal was due in June and July 2003. telcoBlue is currently in default on these notes. Each note is convertible into common stock of telcoBlue at the holder's option. The price for conversion is the lower of 80 percent of the average closing price of telcoBlue stock for the five days preceding the conversion request or $.10 per share. The intrinsic value of the beneficial conversion feature was $13,176 which was recorded as interest expense in fiscal 2002.

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


NOTE 5 - COMMON STOCK

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

In June 2003, telcoBlue's board approved the issuance of 212,500 shares of telcoBlue to Vocalscape for payment of $75,000 owed under the management agreement, $30,868 of out of pocket expenses paid on behalf of telcoBlue and $64,233 of lost stock proceeds because of telcoBlue's failure to file an SB-2 within two months of the reorganization as required by the plan of reorganization. The $30,868 and $64,233 were expensed at the time of issuance.


NOTE 6 - INCOME TAXES

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


NOTE 7 - COMMITMENTS

Operational expenses such as rent were covered under the management agreement with Vocalscape until June 2003 (see note 3). telcoBlue maintained its offices on a temporary basis in the office of its president, pursuant to an oral agreement on a rent-free, month-to-month basis. telcoBlue cannot currently predict the outcome or the impact of these uncertainties.


NOTE 8 - CONTINGENT LIABILITIES

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


NOTE 9 - STOCK WARRANTS

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
                                              ==========   ==========

Warrants outstanding and exercisable as of September 30, 2003:

                                       Outstanding        Exercisable
                                   Number      Remaining     Number
     Exercise Price               of Shares      life      of Shares
                                 ----------   ----------   ----------
       $10.00                         2,500      2 years        2,500
        20.00                         2,500      2 years        2,500
        30.00                         2,500      2 years        2,500
                                 ----------   ----------   ----------
                                      7,500                     7,500
                                 ==========                ==========

Variables used in the Black-Scholes option-pricing model include (1)
1.5 percent risk-free interest rate, (2) expected option life is the actual remaining life of the options as of each year end, (3) expected volatility is the actual historical stock price fluctuation volatility and (4) zero expected dividends.


NOTE 10 - RELATED PARTY TRANSACTIONS

In September 2002, a telcoBlue shareholder issued 226,000 shares of their telcoBlue stock for agreements with consultants for services on behalf of telcoBlue. These transactions were accounted for as if the shares were returned to telcoBlue and telcoBlue issued them. The shares were valued at $2,134,000 and have been expensed as of September 30, 2002.

In August 2003, telcoBlue agreed to purchase all of the outstanding shares of Intercontinental Communications, Inc. ("ICI"), who was owned by a shareholder of telcoBlue, to include ICI's ownership rights to an interest in inCall Systems Pte., Ltd. ("inCall Pte.) in exchange for 1,250,000 shares of telcoBlue and a $500,000 note payable convertible into 1,750,000 of telcoBlue common stock. telcoBlue issued the 1,250,000 shares to individuals and entities that were already telcoBlue shareholders, but not the note payable because of problems verifying ICI's rights to inCall Pte. The purchase never closed and telcoBlue does not intend to recover the 1,250,000 shares. Because telcoBlue does not intend to recover the shares, the issuance has been accounted for as stock issued for services valued at $1,125,000.

NOTE 11 - SUBSEQUENT EVENT

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

There is no audit committee.

                                   SIGNATURES

         Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized this 15th day of March 2004.

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

3/15/2004           /s/James Turek
                    -------------------------
                    By: James Turek, CEO/Director

3/15/2004           /s/Edward J. Garstka
                    -------------------------
                    By: Edward J. Garstka, CFO/Controller/Director

               CERTIFICATIONS

I, James Turek, certify that:

1. I have reviewed this quarterly report on Form 10KSB of telcoBlue, Inc.

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

Date:  March 15, 2004

/s/James Turek
--------------------------
James Turek, CEO

               CERTIFICATIONS

I, Edward J. Garstka, certify that:

1. I have reviewed this quarterly report on Form 10KSB of telcoBlue, Inc.

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

Date:  March 15, 2004


/s/Edward J. Garstka
--------------------------
Edward J. Garstka, CFO