Form 10QSB
period 2004-03-31
TELCOBLUE INC
filed 2004-06-25
CIK 1123219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004.

[_] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from ________ to __________.


                        Commission file number: 011-16099
                                                ---------

                                 telcoBlue, Inc.
                              --------------------
                 (Name of Small Business Issuer in its Charter)


         Delaware                                            43-1798970
--------------------------                              ----------------------
(State of Incorporation)                                 (I. R. S. Employer
                                                         Identification No.)

                          3166 Custer Drive, Suite 101
                               Lexington, KY 40517
                       ----------------------------------
               (Address of principal executive offices)(Zip Code)


                                 (859) 245-5252
                               -------------------
                           (Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [X]         No [ ]


The number of shares outstanding of Registrant's common stock ($0.001 par value) as of the quarter ended March 31, 2004, is 34,182,075.

                                TABLE OF CONTENTS

PART I                                                                     Page
                                                                           ----

ITEM 1.  FINANCIAL STATEMENTS

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


PART II                                                                    Page
                                                                           ----

ITEM 1.  LEGAL PROCEEDINGS

ITEM 2.  CHANGES IN SECURITIES

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

ITEM 4.  SUBMISSION TO A VOTE OF SECURITY HOLDERS

ITEM 5.  OTHER

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         SIGNATURES

                                TELCO BLUE, INC.
                            CONDENSED BALANCE SHEET
                                 MARCH 31, 2004
                                  (UNAUDITED)

                                     ASSETS
Current assets
   Cash                                                             $        --
    Accounts receivable, net                                              58,063
    Inventory                                                             46,741
                                                                     -----------
      Total current assets                                               104,804

Fixed assets, net                                                        316,660
                                                                     -----------

Total assets                                                         $   421,464
                                                                     ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
    Bank overdraft                                                   $    25,409
    Accounts payable and accrued liabilities                             521,776
    Due to related parties                                                48,038
    Loans payable - current portion                                        3,500
    Other liabilities                                                    681,240
                                                                     -----------
      Total current liabilities                                        1,279,963

Long-term liabilities
    Loans payable - long-term portion                                  1,220,171
                                                                     -----------

Total liabilities                                                      2,500,134

Commitments and contingencies                                                 --

Stockholders' deficit
    Common stock; $0.001 par value; 75,000,000 shares authorized
       34,182,075 shares issued and outstanding                           34,182
    Additional paid-in capital                                           416,818
    Accumulated deficit                                               (2,529,670)
                                                                     -----------
      Total stockholders' deficit                                     (2,078,670)
                                                                     -----------

Total liabilities and stockholders deficit                           $   421,464
                                                                     ===========

            See Accompanying Notes to Condensed Financial Statements

                                TELCO BLUE, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                      Period from
                                                     For the        January 24, 2003
                                                  three months     (Date of inception)
                                                      ended              through
                                                 March 31, 2004       March 31, 2003
                                                  -------------       -------------
Revenues                                          $     158,455       $          --

Cost of revenues                                         48,177                  --
                                                  -------------       -------------

    Gross profit                                        110,278                  --

Operating expenses
    Selling, general and administrative                 405,163                  --
                                                  -------------       -------------
      Total operating expenses                          405,163                  --
                                                  -------------       -------------

    Loss from operations                               (294,885)                 --

Other expenses
    Interest expense                                    (10,348)                 --
    Other expense                                          (542)                 --
                                                  -------------       -------------
      Total other expenses                              (10,890)                 --
                                                  -------------       -------------

Net loss                                          $    (305,775)      $          --
                                                  =============       =============

Basic and diluted loss per common share           $       (0.01)      $        0.00
                                                  =============       =============

Basic and diluted weighted average common
    shares outstanding                               27,420,785           1,000,000
                                                  =============       =============

            See Accompanying Notes to Condensed Financial Statements

                                TELCO BLUE, INC.
                  CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                                  (UNAUDITED)

                                                       Common Stock                                                     Total
                                               ----------------------------      Additional         Accumulated     Stockholders'
                                                   Shares         Amount      Paid-in Capital         Deficit          Deficit
                                               -------------  -------------  ------------------  ----------------  ----------------
Balance, December 31, 2003                        1,000,000        $ 1,000           $ 450,000      $ (2,223,895)   $ (1,772,895)

Issuance of common stock for acquisition
   of Telco Blue, Inc.                           33,182,075         33,182             (33,182)               --                --

Net loss                                                 --             --                  --          (305,775)         (305,775)
                                               -------------  -------------  ------------------  ----------------  ----------------

Balance, March 31, 2004                          34,182,075       $ 34,182           $ 416,818      $ (2,529,670)     $ (2,078,670)
                                               =============  =============  ==================  ================  ================

            See Accompanying Notes to Condensed Financial Statements

                                TELCO BLUE, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                Period from
                                                                 For the      January 24, 2003
                                                              three months  (Date of inception)
                                                                  ended           through
                                                             March 31, 2004    March 31, 2003
                                                             --------------    --------------
Cash flows from operating activities:
    Net loss                                                    $(305,775)       $      --
    Adjustments to reconcile net loss to net
     cash used by operating activities:
       Depreciation                                                16,783               --
    Changes in operating assets and liabilities:
       Change in accounts receivable, net                          49,455               --
       Change in inventory                                         41,041               --
       Change in bank overdraft                                     6,688               --
       Change in accounts payable and accrued liabilities           4,835               --
       Change in other liabilities                                130,800               --
                                                                ---------        ---------
          Net cash used by operating activities                   (56,173)              --

Cash flows from investing activities:
    Change in due from related parties                                 --         (395,232)
                                                                ---------        ---------
          Net cash used by investing activities                        --         (395,232)

Cash flows from financing activities:
    Change in due to related parties                               56,173               --
    Proceeds from borrowings on notes payable                          --          395,232
                                                                ---------        ---------
          Net cash provided by financing activities                56,173          395,232
                                                                ---------        ---------

Net change in cash                                                     --               --

Cash, beginning of period                                              --               --
                                                                ---------        ---------

Cash, end of period                                             $      --        $      --
                                                                =========        =========

Supplemental disclosure of cash flow information:
    Cash paid for income taxes                                  $      --        $      --
                                                                =========        =========

    Cash paid for interest                                      $      --        $      --
                                                                =========        =========

            See Accompanying Notes to Condensed Financial Statements

                                TELCO BLUE, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    Description of business and summary of significant accounting policies

      Description of business - Promotional Containers Manufacturing, Inc. (hereinafter referred to as the "PCMI") is a professional photo packaging operation, specializing in wedding albums, baby albums and photo mounts from its factory in Lexington, Kentucky.

      History - Promotional Containers Manufacturing, Inc. was incorporated under the laws of Nevada on January 24, 2003 with authorized common stock of 75,000,000 with a par value of $0.001.

      On December 10, 2003, the Company purchased the assets of Show Me Ink, LLC, an entity owned by the Company's Chief Executive Officer and majority stockholder in exchange for $450,000, which was contributed by the Chief Executive Officer to the Company. In addition, the Company forgave debt owed by Show Me Ink, LLC totaling $1,588,521.

      On December 30, 2003, Telco Blue, Inc. ("TBLU") consummated an agreement to acquire all of the outstanding capital stock of Promotional Containers Manufacturing, Inc., in exchange for 28,700,000 shares of the Company's common stock ("TBLU Transaction"). Prior to the TBLU Transaction, TBLU was a non-operating public shell company with no operations, nominal assets and 5,482,075 shares of common stock issued and outstanding; and Promotional Containers Manufacturing, Inc was a professional photo packaging operation, specializing in wedding albums, baby albums and photo mounts from its factory in Lexington, Kentucky. The TBLU Transaction is considered to be a capital transaction in substance, rather than a business combination. Inasmuch, the TBLU Transaction is equivalent to the issuance of stock by Promotional Containers Manufacturing, Inc. for the net monetary assets of a non-operational public shell company (TBLU), accompanied by a recapitalization. TBLU issued 28,700,000 shares of its common stock for all of the issued and outstanding common stock of Promotional Containers Manufacturing, Inc. The accounting for the TBLU Transaction is identical to that resulting from a reverse acquisition, except goodwill or other intangible assets will not be recorded. Accordingly, these financial statements are the historical financial statements of Promotional Containers Manufacturing, Inc. Promotional Containers Manufacturing, Inc was incorporated on January 24, 2003. Therefore, these financial statements reflect activities from January 24, 2003 (Date of Inception for Promotional Containers Manufacturing, Inc) and forward.

      Going concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage, has no operating revenue and incurred a net loss of approximately $175,000 for the three months ended March 31, 2004. The Company has an accumulated loss during the development stage of approximately $2,321,000 and current liabilities exceed current assets by approximately $963,000.

      These conditions give rise to substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to obtain additional financing or sale of its common stock as may be required and ultimately to attain profitability.

      Definition of fiscal year - The Company's fiscal year end is December 31.

                                TELCO BLUE, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.    Description of business and summary of significant policies (continued)

      Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

      Inventory - Inventory is stated at the lower of cost or market. Cost is principally determined by using the average cost method. Inventory consists of raw materials as well as finished goods held for sale. The Company's management monitors the inventory for excess and obsolete items and makes necessary valuation adjustments when required.

      Fixed assets - Fixed assets are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which is primarily 3 to 5 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

      The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful lives of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

      Revenue and expense recognition - Revenues are recognized upon shipment of products to customers. Costs and expenses are recognized during the period in which they are incurred

      Shipping and handling costs - The Company accounts for certain shipping and handling costs related to the acquisition of goods from its vendors as cost of revenue. Additionally, shipping and handling costs related to the shipment of goods to its customers is classified as cost of revenue.

      Advertising and marketing costs - The Company recognizes advertising expenses in accordance with Statement of Position 93-7 "Reporting on
      Advertising Costs." Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. There was no advertising expenses incurred for the three months ended March 31, 2004.

      Income taxes - The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

      As of March 31, 2004, the Company has available net operating loss carryforwards that will expire in various periods through 2024. Such losses may not be fully deductible due to the significant amounts of non-cash service costs and the change in ownership rules under Section 382 of the Internal Revenue Code. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

      Comprehensive income (loss) - The Company has no components of other comprehensive income. Accordingly, net loss equals comprehensive loss for all periods.

                                TELCO BLUE, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.    Description of business and summary of significant policies (continued)

      Stock-based compensation - The Company applies Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations, in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies Statements of Financial Accounting Standards ("SFAS") No. 123 Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

      The Company issued no stock, neither granted warrants nor options, to employees for compensation for the three months ended March 31, 2004.

      In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. The Company is currently evaluating SFAS No. 148 to determine if it will adopt SFAS No. 123 to account for employee stock options using the fair value method and, if so, when to begin transition to that method.

      Fair value of financial instruments - The carrying amounts and estimated fair values of the Company's financial instruments approximate their fair value due to the short-term nature.

      Earnings (loss) per common share - Basic earnings (loss) per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings (loss) per share is computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings (loss) per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive.

      The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents, however, potential common shares are excluded if their effect is antidilutive. For the years ended December 31, 2003 and 2002, options and warrants to purchase 3,168,100 and 2,752,400 shares of common stock, respectively, were excluded from the computation of diluted earnings per share because their effect would be antidilutive.

      New accounting pronouncements - Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities. It is effective immediately for variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities acquired before February 1, 2003. The impact of adoption of this statement is not expected to be significant.

      SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, amends and clarifies accounting for derivative instruments under SFAS No. 133. It is effective for contracts entered into after June 30, 2003. The impact of adoption of this statement is not expected to be significant.

      SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liability and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The impact of adoption of this statement is not expected to be significant.

                                TELCO BLUE, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


2.    INVENTORY

      Inventory consists of the following as of March 31, 2004:

      Raw materials                                                $11,685
      Work in process                                               18,969
      Finished goods                                                16,087
                                                                   -------

                                                                   $46,741
                                                                   =======

3.    FIXED ASSETS

      Fixed assets consist of the following as of March 31, 2004:

          Furniture and fixtures                                  $  1,808
          Equipments                                               335,692
                                                                  --------
                                                                   337,500
          Less: accumulated depreciation                            20,840
                                                                  --------

                                                                  $316,660
                                                                  ========

4.    RELATED PARTY TRANSACTIONS

      Due to related parties - Due to related parties consist of a loan of $48,038 from an entity owned by the Company's Chief Executive Officer. The balance is unsecured, bears no interest, and is due on demand.

5.    OTHER LIABILITIES

      Other liabilities totaling $681,240 as of March 31, 2004 consist of 10,229,000 shares of common stocks at a weighted average share price of $0.07 to be issued for compensation for various consulting and legal services.

6.    LOANS PAYABLE

      Loans payable consist of the following as of March 31, 2004:
      Promissory note payable to an individual, unsecured, bearing interest at
      8%, due in semi-annual interest payments of
      $25,791, which matures March 2009                                               $   644,775

      Promissory note payable to an individual, unsecured, bearing interest at 9.6%, due in semi-annual interest payments of
      $9,414, which matures March 2008                                                    196,132

      Promissory note payable to an individual, unsecured, bearing interest at 6%, due in quarterly interest payments of
      $2,702, which matures January 2009                                                  180,164

      Promissory note payable to an individual, unsecured, bearing
      Interest at 6%, due in quarterly interest payments of
      $210, which matures September 2004                                                    3,500

                                TELCO BLUE, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


6.    LOANS PAYABLE (continued)

      Promissory note payable to an individual, unsecured, bearing
      Interest at 10%, due in semi-annual interest payments of
      $9,955, which matures January 2011                                                  199,100
                                                                                      -----------

                                                                                        1,223,671
      Less amounts due within one year:                                                     3,500
                                                                                      -----------

      Long-term portion of loan payable:                                              $ 1,220,171
                                                                                      ===========

      As of March 31, 2004, principal payments on the notes payable are as follows:

            April 1, 2004 through December 31, 2004                $     3,500
            2005                                                            --
            2006                                                            --
            2007                                                            --
            2008                                                       196,132
            2009                                                       824,939
            2010                                                            --
            2011                                                       199,100
                                                                   -----------

                                                                   $ 1,223,671
                                                                   ===========

7. COMMITMENTS AND CONTINGENCIES

      Rent expense - The Company leases its manufacturing and office space from an unrelated third party. The lease calls for an annual base rent of approximately $132,000 The lease expires on July 31, 2005 with an option to extend the term of the lease for a 3-year period. Future minimum rental payments required under the lease as of March 31, 2004 are as follows:

            April 1 through December 31, 2004                      $    99,000
            2005                                                        77,000
                                                                   -----------

                                                                   $   176,000
                                                                   ===========


      Legal proceedings - The Company is involved in various legal proceedings which have arisen in the ordinary course of business. While the results of these matters cannot be predicted with certainty, the Company's management believes that losses, if any, resulting from the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated results of operations, cash flows or financial position. However, unfavorable resolution could affect the consolidated results of operations or cash flows for the years in which they are resolved.

8.    SUBSEQUENT EVENT

      During June 2004, the Company issued 3,479,000 for other liabilities totaling $208,740.

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

Nature of Business. telcoBlue, Inc., formerly Better Call Home, Inc. ("BCH"), a development stage company, was formed in Nevada on August 2, 2002, to operate an Internet based long distance telephony network using state of the art Voice over Internet Protocol.

On August 29, 2002, BCH entered into a reorganization with Wave Power.net, Inc., an inactive public company, whereby Wave Power acquired all of the issued and outstanding shares of BCH's common stock by issuing to BCH's shareholders, pro rata, 16,000,000 shares of Wave Power common stock. At that time, Wave Power had 14,000,000 shares outstanding. The combined entity changed its name to telcoBlue, Inc. on August 29, 2002.

On January 22, 2004, telcoblue, Inc. acquired all the issued and outstanding stock of Promotional Containers Manufacturing, Inc. ("PCM"), a private Nevada company in exchange for 28,700,000 shares of telcoBlue, Inc. ("TELCO") common stock through a tax-free stock exchange, the terms and conditions set forth in an Agreement and Plan of Reorganization ("Agreement and Reorganization"). The company presently trades on the Over the Counter Bulletin Board stock exchange under the symbol, "TBLU".

The principal asset in TELCO is Gross-Medick-Barrows ("GMB"). GMB is a well respected professional photo packaging company that is a leader in its industry. Our products are unique, and because most of them are handcrafted, professional photographers recognize that our products add value and quality to their work.

The company's founder, Mr. Oliver Gross, was born in Takay, Hungary, in 1875 and came to the United States in 1889. In 1898 he was joined by two brothers in a company called, "The Western Photo and View Company". Touring the West and South, they would arrive into town, pitch a tent, and begin to photograph (with flash powder) the people, stores, and plants of the community. One of their stops was Toledo, Ohio, where they decided to stay. There, they formed the basis of Gross Manufacturing Corporation. The original business was photographic supply items. One item, which they purchased, from an eastern film, was card mounts, which were used to serve as a support for photographers' pictures. Because the supply became irregular, Mr. Gross bought some presses and started to make his own card mounts. This card mount business developed into more elaborate presentations now used by professional photographers worldwide.

In 1930, his son, Mr. Robert Gross, joined the company and through the years, ran the Photomount Manufacturing, as well as a large retail and supply business from 1948 to 1970.

In 1973 the "Nova" frame was introduced, which put the company into the plastic frame business.

The Company moved from Toledo, Ohio in 1980 to the City of El Paso, Texas, located at 6001 Threadgill Ave. This allowed the Company to remain cost competitive through reduced labor costs.

Although we are not an industrial giant, we are one of two companies in the United States that do manufacture paper packaging products which are an important part of the professional photographers' business.

In the late 1980's, Gross purchased Medick-Barrow's, one of its competitors.

In the spring of 2003, PCM acquired GMB's assets and began to update its systems and manufacturing. These changes allows us to provide digital as well as standard products while maintaining our quality.

With increase in market share and customer demands, the company was engaged in a process to increase its production capabilities. In 1984 "G-m-b" was relocated to the city of El Paso, Texas. The first tow manufacturing facilities were located in Paisano Street. In order to provide customers with the highest quality standards and lowest possible costs, the company decided to move into the only one facility. The company then moved to its current location, which is located in the west part of El Paso, Texas.

The facility comprises 60,480 sq. ft. The total area is divided into offices, manufacturing area, shipping and receiving, warehouse, work in progress area, and cafeteria. The total number of employees for G-m-b is 40 including white collar and blue collar, working one shift from 7 in the morning to 3 in the afternoon.

"G-m-b's" primary market is in the United States, but the distribution of its products are scattered all around the country. The company suffered through fiscal distress during the late 90's as a result of strategic/execution errors upon expanding into a new market. It subsequently changed ownership in mid 2003, although continued to struggle. In April of 2003 PCMI acquired the assets of the former G-m-b and implement a 12-month turnaround. The company headquarters are located in Lexington, Kentucky.

Brand Franchise - The old G-m-b is one of the most recognized names in the portraiture industry. It has enjoyed a reputation of customer service, quality and delivery by professional photographers countrywide. Its fundamental market niche relates to high-quality, hand made products manufactured to exacting needs. This sets it apart from the competition, which can only supply it's products in large bulk quantities in standardized designs. We are currently implementing a new business model to bring the organization into profitability. This includes the introduction of state-of-the art manufacturing techniques and fiscal disciplines. New Market Opportunities - The Company has received approval from the NFL and Major League Baseball for various promotional and display products. Other professional venues are under negotiations. These markets are "Evergreen" which allow for incremental year over year revenue growth. The Company defines its accessibility of markets into two categories that are listed below.

            A. Professional Sports-Baseball, Hockey, Soccer, Football, Basketball, NASCAR, Lacrosse, etc.

            B. Non-Professional Sports- includes Youth, College, High School and Adult leagues for Baseball (Little league, Tee-ball and Softball), Hockey, Soccer, Football, Basketball, etc. Also includes sports camps and tournaments. The company has some presence in these markets and plans to expand further.

            C. Other- Corporate Hospitability (Luxury Suites), Corporate Promotions, and Branding, Autograph market, theme parks and International Sports.

Currently, the Company is unaware of any other companies in the market which can provide quality, hand-made products at the quantities and price points designated in the above markets.

3. New Products - The Company is planning the introduction of a new photo-mailer product - which is a somewhat disruptive concept relative to the competition. The photo-mailer has application in the target markets referenced above and opens new venues aside from our traditional customer base. We are also developing the introduction of a new line of exciting digital products along with our standard formats. These products open new marketing channels and expand untapped markets. These products provide a cost effective means for personalization for individuals or small businesses. Digital, in particular, is the venue of choice for non-professional baseball, soccer, basketball, football, hockey, etc.


         In the fourth quarter of 2003, the Company completed its web site. The web site is being used as a manufacturing tool whereby our customers have the ability to forward their request file to our site at www.gmbphotoalbums.com, select and purchase their product. This 1-2-3-step process allows our customers the flexibility of purchasing products over the Internet and also allows the Company to maintain its pricing structure.

BIOGRAPHIES

         James N. Turek, Sr., age 58, is President of WHC/PCI. Prior to establishing WHC/PCI, he was President of International Plastics Group. Before International Plastics Group, he served as President of three major convention and travel destinations. Jim began his career as a Corporate Financial Advisor working directly for the controller of McDonnell Douglas, Corporation. Upon the successful completion of his responsibilities, he was made Director of Convention, Print, Media, Travel, and Cinema Photography for McDonnell Douglas Corp. with responsibilities for all US and International Component companies. The scope of responsibility included commercial and military aircraft, weapon systems, space (NASA), MAC electronics, holography, voice synthesizing, MAC DAC (the largest computer facility in the US for McDonnell Douglas Corp.) scheduling, grading, interactive graphics, and school systems product, positioning, marketing, and representation.

         Edward J. (Ed) Garstka, CFO, age 53, has more than 20 years of experience in accounting, finance, and operations within several different industries including automotive, electronics and specialty chemicals. Prior to joining WHC/PCI, he was CFO of a venture funded medical device/technology company. Mr. Garstka also played a key role as an outside consultant in several turnarounds. He began his career as a computer auditor/consultant with KPMG. He held senior financial/operations positions with Lear Corporation and Johnston Controls-two of the largest tier one automotive suppliers in the world-were he had divisional responsibility for accounting/finance, vendor sourcing/purchasing, customer service/distribution, and facility maintenance. Mr. Garstka also held senior audit/analyst positions with Northwest Industries, Morton Thiokol, and Gould Corporation and is a Certified Public Accountant.

         James B. (Jim) Bonn, age 72, corporate counsel, has practiced law and accounting for nearly 40 years. As a lawyer and CPA, Mr. Bonn was responsible for the contracts division of the United States Navy. He spent several years in accounting and as an auditor for Peat, Marwick, Mitchell & Co. During the past ten years, Mr. Bonn has been in private practice specializing in corporate tax and related legal matters.

         William C. Kelly, PHD, age 62, has been a leader in the plastics industry for 36 years, with a PHD in Organic Chemistry and B.S.'s in Chemistry and Mathematics. Dr. Kelly has built a reputation as one of America's leading plastics product and material developers. He is published by the Harvard School of Business. He has most recently acted as a private consultant to many major companies. His past includes: heading Medisorbs Technologies Medical Devices, was responsible for Wellman Inc.'s 900MM in recycling sales, business development, for Ashland Chemical Company, and started his career with E.I. duPONT de NEMOURS & Co. Inc. serving as a Market, Technical, and Product Development Specialist.

Capital Resources and Liquidity

         During the quarter ended March 31, 2004, pursuant to the terms of the Agreement Plan of Reorganization dated January 15, 2004, James N. Turek II, the son of James N. Turek, Sr., the President of the Company, received 28,700,000 common shares of telcoBlue, which presently represents 84% of telcoBlue's issued and outstanding common stock.

Results of Operations

         For the three month period ended March 31, 2004, the Company had revenues of $158,455 yet sustained a loss of ($305,775), or ($0.01) per share (basic and diluted). The loss in the second quarter of 2004 can be contributed to the fact the Company had minimal revenues yet still had administrative expenses of $405,163. The stockholder's equity as of March 31, 2004 was ($2,078,670).

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


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On February 11th, 2004, Creative Containers filed suit against Telco Blue, Inc., in Cause No. 2004-631, in the 120th Judicial District Court in and for El Paso County, Texas on sworn pleadings for unpaid invoices for goods delivered. Telco Blue did not appear and wholly defaulted. Creative Containers was awarded a judgment against Telco Blue on April 30th, 2004, in the amount of $8,158.45, plus attorneys fees in the amount of $1,500.00. The judgment accrues interest at the rate of 10% per annum. Creative Contains is currently seeking post-judgment enforcement, to include a hearing for turnover relief. The next hearing on the post-judgment enforcement is set for July 1st, 2004 before the same 120th Judicial District Court.

         On December 23rd, 2003, Philip Moseman filed suit against Mid-America, GMB, Ltd., and Mid-America Photographics of Kansas, Inc., in the 327th Judicial District Court, in and for El Paso County, Texas, seeking damages from alleged breaches of employment agreements. Moseman later amended his suit to include Telco Blue, Inc. as a party defendant. Telco Blue has filed a special appearance challenging the jurisdiction of the court. A hearing on the special appearance is set for July 7th, 2004. Should the special appearance be denied then Telco Blue anticipates aggressively defending the suit. Moseman had originally been hired by the two predecessor Mid-America employers and claims that his employment agreement with Mid-America had carried over with his new employer, Promotional Containers Manufacturing, Inc. (PCM). He claims that Telco Blue, Inc., by merger, has stepped into the shoes of PCM and is thus liable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. OTHER INFORMATION

         In the first quarter of fiscal 2004, the Company implemented controls and procedures (as defined in rule 13a-15(e) under the Securities Exchange Act of 1934). The Chief Financial Officer performed an evaluation and concluded that the disclosure controls and procedures were effective as of March 31, 2004.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         On February 11, 2004, an 8-K was filed reflecting the change of Registrants.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 24 day of June, 2004.

telcoBlue, Inc.



/s/ James N. Turek, Sr.
--------------------------
James N. Turek, Sr., President & CEO