Form 10QSB/A
period 2004-03-31
TELCOBLUE INC
filed 2004-06-25
CIK 1123219

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

BIOGRAPHIES

      James N. Turek, Sr., age 58, is President of telcoBlue, Inc. Prior to this, he was President of International Plastics Group. Before International Plastics Group, he served as President of three major convention and travel destinations. Jim began his career as a Corporate Financial Advisor working directly for the controller of McDonnell Douglas, Corporation. Upon the successful completion of his responsibilities, he was made Director of Convention, Print, Media, Travel, and Cinema Photography for McDonnell Douglas Corp. with responsibilities for all US and International Component companies. The scope of responsibility included commercial and military aircraft, weapon systems, space (NASA), MAC electronics, holography, voice synthesizing, MAC DAC (the largest computer facility in the US for McDonnell Douglas Corp.) scheduling, grading, interactive graphics, and school systems product, positioning, marketing, and representation.

      Edward J. (Ed) Garstka, CFO, age 53, has more than 20 years of experience in accounting, finance, and operations within several different industries including automotive, electronics and specialty chemicals. Prior to joining telcoBlue, Inc., Mr. Gartska was CFO of a venture funded medical device/technology company. Mr. Garstka also played a key role as an outside consultant in several turnarounds. He began his career as a computer auditor/consultant with KPMG. He held senior financial/operations positions with Lear Corporation and Johnston Controls-two of the largest tier one automotive suppliers in the world-were he had divisional responsibility for accounting/finance, vendor sourcing/purchasing, customer service/distribution, and facility maintenance. Mr. Garstka also held senior audit/analyst positions with Northwest Industries, Morton Thiokol, and Gould Corporation and is a Certified Public Accountant.

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