Form 10QSB
period 2004-06-30
TELCOBLUE INC
filed 2004-08-23
CIK 1123219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004.

[ ]   Transition report under Section 13 or 15(d) of the Securities Exchange
      Act of 1934 (No fee required) for the transition period from _____________ to _______________.



                        Commission file number: 011_16099

                                 telcoBlue, Inc.

                 (Name of Small Business Issuer in its Charter)


        Delaware                                                 43-1798970
(State of Incorporation)                                    (I. R. S. Employer
                                                             Identification No.

                          3166 Custer Drive, Suite 101
                               Lexington, KY 40517
               (Address of principal executive offices)(Zip Code)

                                 (859) 245-5252
                           (Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [X]         No [ ]

The number of shares outstanding of Registrant's common stock ($0.001 par value) as of the quarter ended June 30, 2004 is 35,558,383.

                                TABLE OF CONTENTS

                                     PART I
                                                                           Page

ITEM 1.  FINANCIAL STATEMENTS................................................ 2

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OR PLAN OF OPERATION.........................................................11

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS...................................................13

ITEM 2.  CHANGES IN SECURITIES...............................................14

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.....................................14

ITEM 4.  SUBMISSION TO A VOTE OF SECURITY HOLDERS............................14

ITEM 5.  OTHER...............................................................14

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K....................................14

      SIGNATURES.............................................................14

                                TELCO BLUE, INC.
                             CONDENSED BALANCE SHEET
                                  JUNE 30, 2004
                                   (UNAUDITED)

                                     ASSETS

Current assets
    Accounts receivable, net                                        $     8,585
    Inventory                                                            34,208
                                                                    -----------
      Total current assets                                               42,793

Fixed assets, net                                                       304,622
                                                                    -----------

Total assets                                                        $   347,415
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
    Bank overdraft                                                  $    12,551
    Accounts payable and accrued liabilities                            579,893
    Due to related parties                                               98,174
    Loans payable - current portion                                       3,500
    Other liabilities                                                   472,500
                                                                    -----------
      Total current liabilities                                       1,166,618

Long-term liabilities
    Loans payable - long-term portion                                 1,220,171
                                                                    -----------

Total liabilities                                                     2,386,789

Commitments and contingencies                                                --

Stockholders' deficit
    Common stock; $0.001 par value; 75,000,000 shares authorized
       37,661,075 shares issued and outstanding                          37,661
    Additional paid-in capital                                          622,079
    Accumulated deficit                                              (2,699,114)
                                                                    -----------
      Total stockholders' deficit                                    (2,039,374)
                                                                    -----------

Total liabilities and stockholders deficit                          $   347,415
                                                                    ===========

              The Accompanying Notes are an Integral Part of these
                         Condensed Financial Statements

                                TELCO BLUE, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                                  Period from
                                                                                                               January 24, 2003
                                             For the three months  For the three months  For the six months   (Date of inception)
                                                     ended                 ended               ended                through
                                                 June 30, 2004         June 30, 2003       June 30, 2004          June 30, 2003
                                             --------------------  --------------------  ------------------   -------------------
Revenues                                         $     36,721         $           --        $    195,176         $           --

Cost of revenues                                       11,016                     --              59,193                     --
                                                 ------------         --------------        ------------         --------------

   Gross profit                                        25,705                     --             135,983                     --

Operating expenses
   Selling, general and administrative                194,497                     --             599,660                     --
                                                 ------------         --------------        ------------         --------------
     Total operating expenses                         194,497                     --             599,660                     --
                                                 ------------         --------------        ------------         --------------

   Loss from operations                              (168,792)                    --            (463,677)                    --

Other expenses
   Interest expense                                      (643)                    --             (10,991)                    --
   Other expense                                          (10)                    --                (552)                    --
                                                 ------------         --------------        ------------         --------------
     Total other expenses                                (653)                    --             (11,543)                    --
                                                 ------------         --------------        ------------         --------------

Net loss                                         $   (169,445)        $           --        $   (475,220)        $           --
                                                 ============         ==============        ============         ==============

Basic and diluted loss per common share          $      (0.00)        $         0.00        $      (0.01)        $         0.00
                                                 ============         ==============        ============         ==============

Basic and diluted weighted average common
   shares outstanding                              35,558,383             28,700,000          34,237,682             28,700,000
                                                 ============         ==============        ============         ==============

              The Accompanying Notes are an Integral Part of these
                         Condensed Financial Statements

                                TELCO BLUE, INC.
                  CONDENSED STATEMENT OF STOCKHOLDERS' DEFECIT
                                   (UNAUDITED)

                                                   Common Stock                                        Total
                                           -----------------------------        Additional          Accumulated        Stockholders'
                                             Shares             Amount        Paid-in Capital         Deficit             Deficit
                                           ----------        -----------      ---------------       -----------        -------------
Balance, December 31, 2003                 28,700,000        $    28,700        $   422,300         $(2,223,894)        $(1,772,894)

Issuance of common stock for acquisition
   of Telco Blue, Inc.                      5,482,075              5,482             (5,482)                 --                  --

Issuance of common stock in satisfaction
   of other liabilities                     3,479,000              3,479            205,261                  --             208,740

Net loss                                           --                 --                 --            (475,220)           (475,220)
                                           ----------        -----------        -----------         -----------         -----------

Balance, June 30, 2004                     37,661,075        $    37,661        $   622,079         $(2,699,114)        $(2,039,374)
                                           ==========        ===========        ===========         ===========         ===========

              The Accompanying Notes are an Integral Part of these
                         Condensed Financial Statements

                                TELCO BLUE, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   Period from
                                                                                 January 24, 2003
                                                            For the six months  (Date of inception)
                                                                  ended              through
                                                              June 30, 2004       June 30, 2003
                                                            ------------------  -------------------
Cash flows from operating activities:
    Net loss                                                    $(475,220)          $      --
    Adjustments to reconcile net loss to net
     cash used by operating activities:
      Depreciation                                                 29,028                  --
    Changes in operating assets and liabilities:
      Change in accounts receivable, net                           98,933                  --
      Change in inventory                                          53,574                  --
      Change in bank overdraft                                     (6,169)                 --
      Change in accounts payable and accrued liabilities           62,952                  --
      Change in other liabilities                                 133,163                  --
                                                                ---------           ---------
         Net cash used by operating activities                   (103,739)                 --

Cash flows from investing activities:
    Purchase of fixed assets                                         (207)
    Change in due from related parties                              5,772            (395,232)
                                                                ---------           ---------
         Net cash used by investing activities                      5,565            (395,232)

Cash flows from financing activities:
    Change in due to related parties                               98,174                  --
    Proceeds from borrowings on notes payable                          --             395,232
                                                                ---------           ---------
         Net cash provided by financing activities                 98,174             395,232
                                                                ---------           ---------

Net change in cash                                                     --                  --

Cash, beginning of period                                              --                  --
                                                                ---------           ---------

Cash, end of period                                             $      --           $      --
                                                                =========           =========

Supplemental disclosure of cash flow information:
    Cash paid for income taxes                                  $      --           $      --
                                                                =========           =========
    Cash paid for interest                                      $      --           $      --
                                                                =========           =========

Schedule of non-cash financing activities:
    Issuance of common stock for satisfaction
       of other liabilities                                     $ 208,740           $      --
                                                                =========           =========

              The Accompanying Notes are an Integral Part of these
                         Condensed Financial Statements

                                TELCO BLUE, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    Description of business and summary of significant accounting policies

      Description of business - Telco Blue, Inc. (hereinafter referred to as the "Company") is a professional photo packaging operation, specializing in wedding albums, baby albums and photo mounts from its factory in Lexington, Kentucky.

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

      Going concern - The Company incurred a net loss of approximately $475,000 for the six months ended June 30, 2004. The Company's current liabilities exceed its current assets by approximately $1,124,000 as of June 30, 2004. These factors create substantial doubt about the Company's ability to continue as a going concern. The Company's management plans to continue to fund its operations in the short term with a combination of debt and equity financing, as well as revenue from operations in the long term.

      The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

      Advertising and marketing costs - The Company recognizes advertising expenses in accordance with Statement of Position 93-7 "Reporting on Advertising Costs." Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. There were no advertising expenses incurred for the six months ended June 30, 2004.

      Income taxes - The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

      As of June 30, 2004, the Company has available net operating loss carry forwards that will expire in various periods through 2024. Such losses may not be fully deductible due to the significant amounts of non-cash service costs and the change in ownership rules under Section 382 of the Internal Revenue Code. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

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

      The Company issued no stock, neither granted warrants nor options, to employees for compensation for the six months ended June 30, 2004.

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

      Earnings (loss) per common share - Basic earnings (loss) per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings (loss) per share are computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings (loss) per share are computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive.

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

                                TELCO BLUE, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.    INVENTORY

      Inventory consists of the following as of June 30, 2004:

      Raw materials                                                     $ 11,265
      Work in process                                                     20,277
      Finished goods                                                      13,518
                                                                        --------

                                                                        $ 45,060
                                                                        ========

3.    FIXED ASSETS

      Fixed assets consist of the following as of June 30, 2004:

        Furniture and fixtures                                          $  1,808
        Equipments                                                       335,899
                                                                        --------
                                                                         337,707
        Less: accumulated depreciation                                    33,085
                                                                        --------

                                                                        $304,622
                                                                        ========

4.    RELATED PARTY TRANSACTIONS

      Due to related parties - Due to related parties consist of a loan of $98,174 from an entity owned by the Company's Chief Executive Officer. The balance is unsecured, bears no interest, and is due on demand.

5.    OTHER LIABILITIES

      Other liabilities totaling $472,500 as of June 30, 2004 consist of 6,750,000 shares of common stocks at a weighted average share price of $0.07 to be issued for compensation for various consulting and legal services.

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

                                TELCO BLUE, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6.    LOANS PAYABLE (continued)

      Promissory note payable to an individual, unsecured, bearing
      Interest at 10%, due in semi-annual interest payments of
      $9,955, which matures January 2011                                 199,100
                                                                      ----------

                                                                       1,223,671
      Less amounts due within one year:                                    3,500
                                                                      ----------

      Long-term portion of loan payable:                              $1,220,171
                                                                      ==========

      As of June 30, 2004, principal payments on the notes payable are as follows:

         July 1, 2004 through December 31, 2004                       $    3,500
         2005                                                                 --
         2006                                                                 --
         2007                                                                 --
         2008                                                            196,132
         2009                                                            824,939
         Therafter                                                       199,100
                                                                      ----------

                                                                      $1,223,671
                                                                      ==========

7.    COMMITMENTS AND CONTINGENCIES

      Rent expense - The Company leases its manufacturing and office space from an unrelated third party. The lease calls for an annual base rent of approximately $132,000 the lease expires on July 31, 2005 with an option to extend the term of the lease for a 3-year period. Future minimum rental payments required under the lease as of March 31, 2004 are as follows:

         July 1 through December 31, 2004                             $   66,000
         2005                                                             77,000
                                                                      ----------

                                                                      $  143,000
                                                                      ==========

      Legal proceedings - The Company is involved in various legal proceedings, which have arisen in the ordinary course of business. While the results of these matters cannot be predicted with certainty, the Company's management believes that losses, if any, resulting from the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated results of operations, cash flows or financial position. However, unfavorable resolution could affect the consolidated results of operations or cash flows for the years in which they are resolved.

8.    COMMON STOCK

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

      The 28,700,000 shares were issued to James N. Turek, II, the son of James
N. Turek, Sr., the President of telcoBlue, Inc.

      GMB since its beginning in 1906 has expanded its product offerings from photomounts and other related paper packaging items to padded folios, wedding albums, baby albums, and today offers more than 2,000 products to its current clients.

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

BIOGRAPHIES

      James N. (Jim) Turek, Sr., age 59, is President and CEO. Jim is also President and CEO of Wicklund Holding Co., which presently trades on the Pink Sheet Stock Exchange under the symbol, "WKDH". Jim was previously President of International Plastics Group. Before International Plastics Group, he served as President of three major convention and travel destinations. Jim began his career as a Corporate Financial Advisor working directly for the controller of McDonnell Douglas, Corporation. Upon the successful completion of his responsibilities, he was made Director of Convention, Print, Media, Travel, and Cinema Photography for McDonnell Douglas Corp. with responsibilities for all US and International Component companies. The scope of responsibility included commercial and military aircraft, weapon systems, space (NASA), MAC electronics, holography, voice synthesizing, MAC DAC (the largest computer facility in the US for McDonnell Douglas Corp.) scheduling, grading, interactive graphics, and school systems product, positioning, marketing, and representation.

      Edward J. (Ed) Garstka, CFO, age 53, has more than 20 years of experience in accounting, finance, and operations within several different industries including automotive, electronics and specialty chemicals. Prior to joining telcoBlue, Inc., Ed was CFO of a venture funded medical device/technology company. Mr. Garstka also played a key role as an outside consultant in several turnarounds. Ed began his career as a computer auditor/consultant with KPMG. He held senior financial/operations positions with Lear Corporation and Johnston Controls-two of the largest tier one automotive suppliers in the world-were he had divisional responsibility for accounting/finance, vendor sourcing/purchasing, customer service/distribution, and facility maintenance. Mr. Garstka also held senior audit/analyst positions with Northwest Industries, Morton Thiokol, and Gould Corporation and is a Certified Public Accountant.

      James B. (Jim) Bonn, corporate counsel, age 72, has practiced law and accounting for nearly 40 years. As a lawyer and CPA, Mr. Bonn was responsible for the contracts division of the United States Navy. He spent several years in accounting and as an auditor for Peat, Marwick, Mitchell & Co. During the past ten years, Mr. Bonn has been in private practice specializing in corporate tax and related legal matters.

Capital Resources and Liquidity

      During the quarter ended June 30, 2004, there were no issuances of the Company's common stock.

Results of Operations

      For the three month period ended June 30, 2004, the Company sustained a loss of ($475,220), or ($0.00) per share (basic and diluted) on revenue of $0.00. The loss in the second quarter of 2004 can be contributed to the fact the Company had insignificant revenues yet still had administrative expenses. The stockholder's equity for the quarter ended June 30, 2004 was ($2,039,374).

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

Changes in Internal Controls

      Due to the lack of cooperation by pre-merger management, certain transactions and agreements may exist that current management is not aware of. These transactions and agreements could have potential liability for telcoBlue. New management is seeking a court injunction to seize and recover all records of telcoBlue. There have been no other significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date set forth above.


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      On February 11th, 2004, Creative Containers filed suit against Telco Blue, Inc., in Cause No. 2004-631, in the 120th Judicial District Court in and for El Paso County, Texas on sworn pleadings for unpaid invoices for goods delivered. Telco Blue did not appear and wholly defaulted. Creative Containers was awarded a judgment against Telco Blue on April 30th, 2004, in the amount of $8,158.45, plus attorneys fees in the amount of $1,500.00. The judgment accrues interest at the rate of 10% per annum. Creative Contains is currently seeking post-judgment enforcement, to include a hearing for turnover relief. The next hearing on the post-judgment enforcement is set for July 1st, 2004 before the same 120th Judicial District Court. On December 23rd, 2003, Philip Moseman filed suit against Mid-America, GMB, Ltd., and Mid-America Photographics of Kansas, Inc., in the 327th Judicial District Court, in and for El Paso County, Texas, seeking damages from alleged breaches of employment agreements. Moseman later amended his suit to include Telco Blue, Inc. as a party defendant. Telco Blue has filed a special appearance challenging the jurisdiction of the court. A hearing on the special appearance is set for July 7th, 2004. Should the special appearance be denied then Telco Blue anticipates aggressively defending the suit. Moseman had originally been hired by the two predecessor Mid-America employers and claims that his employment agreement with Mid-America had carried over with his new employer, Promotional Containers Manufacturing, Inc. (PCM). He claims that Telco Blue, Inc., by merger, has stepped into the shoes of PCM and is thus liable. The case is still pending,

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER

      On May 18, 2004, pursuant to Form S-8, we registered 3,479,000 shares of the company's common stock at $.06 a share.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      On May 14, 2004, the Company dismissed Malone and Bailey, PLLC as its independent accountant; Registrant changed its certifying accountants from Malone and Bailey, PLLC, to LL Bradford & Company, 3441 S. Eastern Ave., Las Vegas, NV 89101.

      On June 24, 2004, Registrant changed its year end from September 30 to December 31.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 23rd day of August, 2004.


telcoBlue, Inc.


/s/ James N. Turek, Sr. II
-----------------------------------
James N. Turek, Sr. II,
President & CEO


/s/ Edward Gartska
--------------------------
Edward Gartska, CFO