Form 10QSB
period 2004-09-30
TELCOBLUE INC
filed 2004-11-22
CIK 1123219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from _____________ to
      _______________.


                        Commission file number: 011-16099
                                                ---------

                                 telcoBlue, Inc.
                              --------------------
                 (Name of Small Business Issuer in its Charter)


         Delaware                                              43-1798970
         -----------                                         -----------------
(State of Incorporation)                                     (I. R. S. Employer
                                                             Identification No.

                          3166 Custer Drive, Suite 101
                               Lexington, KY 40517
                         -------------------------------
               (Address of principal executive offices)(Zip Code)

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

                           Yes [X]         No [ ]

The number of shares outstanding of Registrant's common stock ($0.001 par value) as of the quarter ended September 30, 2004 is 37,661,075.

                                TABLE OF CONTENTS

                                     PART I
                                                                            Page
                                                                            ----

ITEM 1.  FINANCIAL STATEMENTS............................................

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OR PLAN OF OPERATION.....................................................

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS...............................................

ITEM 2.  CHANGES IN SECURITIES...........................................

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.................................

ITEM 4.  SUBMISSION TO A VOTE OF SECURITY HOLDERS........................

ITEM 5.  OTHER...........................................................

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................

         SIGNATURES......................................................

                                TELCO BLUE, INC.
                                 BALANCE SHEET
                               SEPTEMBER 30, 2004
                                  (UNAUDITED)

                                     ASSETS

Current assets
    Cash                                                           $         --
    Accounts receivable, net                                              7,180
    Inventory                                                            34,208
                                                                   ------------
      Total current assets                                               41,388

Fixed assets, net                                                       296,231
                                                                   ------------

Total assets                                                       $    337,619
                                                                   ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
    Bank overdraft                                                 $      3,853
    Accounts payable and accrued liabilities                            595,838
    Due to related parties                                               84,988
    Loans payable - current portion                                       3,500
    Other liabilities                                                   612,619
                                                                   ------------
      Total current liabilities                                       1,300,798

Long-term liabilities
    Loans payable - long-term portion                                 1,220,171
                                                                   ------------

Total liabilities                                                     2,520,969

Commitments and contingencies                                                --

Stockholders' deficit
    Common stock; $0.001 par value; 75,000,000 shares
       authorized 37,661,075 shares issued and outstanding               37,661
    Additional paid-in capital                                          622,079
    Accumulated deficit                                              (2,843,090)
                                                                   ------------
      Total stockholders' deficit                                    (2,183,350)
                                                                   ------------

Total liabilities and stockholders deficit                         $    337,619
                                                                   ============


            See Accompanying Notes to Condensed Financial Statements

                                TELCO BLUE, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                                                                                   Period from
                                                                                                                January 24, 2003
                                            For the three months   For the three months   For the nine months  (Date of inception)
                                                    ended                  ended                 ended               through
                                             September 30, 2004     September 30, 2003    September 30, 2004    September 30, 2003
                                            --------------------   --------------------   -------------------  --------------------
Revenues                                       $          548         $           --        $      195,725         $           --

Cost of revenues                                           --                     --                59,193                     --
                                               --------------         --------------        --------------         --------------

    Gross profit                                          548                     --               136,532                     --

Operating expenses
    Selling, general and administrative               135,112                     --               734,770                     --
                                               --------------         --------------        --------------         --------------
      Total operating expenses                        135,112                     --               734,770                     --
                                               --------------         --------------        --------------         --------------

    Loss from operations                             (134,564)                    --              (598,238)                    --

Other expenses
    Interest expense                                   (9,414)                    --               (20,406)                    --
    Other expense                                          --                     --                  (552)                    --
                                               --------------         --------------        --------------         --------------
      Total other expenses                             (9,414)                    --               (20,958)                    --
                                               --------------         --------------        --------------         --------------

Net loss                                       $     (143,978)        $           --        $     (619,196)        $           --
                                               ==============         ==============        ==============         ==============

Basic and diluted loss per common share        $        (0.00)        $         0.00        $         0.00         $         0.00
                                               ==============         ==============        ==============         ==============

Basic and diluted weighted average common
    shares outstanding                             35,558,383             28,700,000            34,237,682             28,700,000
                                               ==============         ==============        ==============         ==============


            See Accompanying Notes to Condensed Financial Statements

                                TELCO BLUE, INC.
                       STATEMENT OF STOCKHOLDERS' DEFICIT
                                   (UNAUDITED)

                                                      Common Stock                                                     Total
                                             -----------------------------      Additional        Accumulated      Stockholders'
                                                Shares           Amount       Paid-in Capital       Deficit           Deficit
                                             ------------     ------------     ------------      ------------      ------------
Balance, December 31, 2003                     28,700,000     $     28,700     $    422,300      $ (2,223,894)     $ (1,772,894)

Issuance of common stock for acquisition
   of Telco Blue, Inc.                          5,482,075            5,482           (5,482)               --                --

Issuance of common stock in satisfaction
  of other liabilities                          3,479,000            3,479          205,261                --           208,740

Net loss                                               --               --               --          (619,196)         (619,196)
                                             ------------     ------------     ------------      ------------      ------------

Balance, September 30, 2004                    37,661,075     $     37,661     $    622,079      $ (2,843,090)     $ (2,183,350)
                                             ============     ============     ============      ============      ============


            See Accompanying Notes to Condensed Financial Statements

                                TELCO BLUE INC.
                       STATEMENT OF STOCKHOLDERS' DEFICIT
                                  (UNAUDITED)

                                                                                           Period from
                                                                                        January 24, 2003
                                                               For the nine months     (Date of inception)
                                                                       ended                 through
                                                                September 30, 2004     September 30, 2003
                                                               -------------------     ------------------
Cash flows from operating activities:
    Net loss                                                       $   (619,196)          $         --
    Adjustments to reconcile net loss to net
     cash used by operating activities:
       Depreciation                                                      37,419                     --
    Changes in operating assets and liabilities:
       Change in accounts receivable, net                               100,338                     --
       Change in inventory                                               53,574                     --
       Change in bank overdraft                                         (14,867)                    --
       Change in accounts payable and accrued liabilities                78,898                     --
       Change in other liabilities                                       64,542                     --
                                                                   ------------           ------------
          Net cash used by operating activities                        (299,292)                    --

Cash flows from investing activities:
    Purchase of fixed assets                                               (207)
    Change in due from related parties                                       --               (395,232)
                                                                   ------------           ------------
          Net cash used by investing activities                            (207)              (395,232)

Cash flows from financing activities:
    Change in due to related parties                                     90,759                     --
    Proceeds from issuance of common stock                               36,661
    Change in additional paid in capital                                172,079
    Proceeds from borrowings on notes payable                                --                395,232
                                                                   ------------           ------------
          Net cash provided by financing activities                     299,499                395,232
                                                                   ------------           ------------

Net change in cash                                                           --                     --

Cash, beginning of period                                                    --                     --
                                                                   ------------           ------------

Cash, end of period                                                $         --           $         --
                                                                   ============           ============

Supplemental disclosure of cash flow information:

    Cash paid for interest                                         $     20,405           $         --
                                                                   ============           ============


            See Accompanying Notes to Condensed Financial Statements

                                TELCO BLUE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      ----------------------------------------------------------------------

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

      Going concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage, has no operating revenue and incurred a net loss of approximately $619,000 for the nine months ended September 30, 2004. The Company has an accumulated loss during the development stage of approximately $2,843,000 and current liabilities exceed current assets by approximately $1,259,000.

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

                                TELCO BLUE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)
      -----------------------------------------------------------

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

      Advertising and marketing costs - The Company recognizes advertising expenses in accordance with Statement of Position 93-7 "Reporting on Advertising Costs." Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. There were no advertising expenses incurred for the nine months ended September 30, 2004.

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

      As of September 30, 2004, the Company has available net operating loss carry forwards that will expire in various periods through 2024. Such losses may not be fully deductible due to the significant amounts of non-cash service costs and the change in ownership rules under Section 382 of the Internal Revenue Code. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

      Comprehensive income (loss) - The Company has no components of other comprehensive income. Accordingly, net loss equals comprehensive loss for all periods.

                                TELCO BLUE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)
      -----------------------------------------------------------

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

      The Company issued no stock, neither granted warrants nor options, to employees for compensation for the nine months ended September 30, 2004.

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

                                TELCO BLUE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


2.    INVENTORY
      ---------

      Inventory consists of the following as of September 30, 2004:

      Raw materials                                           $     11,685
      Work in process                                               18,969
      Finished goods                                                16,087
                                                              ------------

                                                              $     34,208
                                                              ============

3.    FIXED ASSETS
      ------------

      Fixed assets consist of the following as of March 31, 2004:

      Furniture and fixtures                                  $      1,808
      Equipments                                                   335,899
                                                              ------------
                                                                   337,707
      Less: accumulated depreciation                                41,476
                                                              ------------

                                                              $    296,231
                                                              ============

4.    RELATED PARTY TRANSACTIONS
      --------------------------

      Due to related parties - Due to related parties consist of a loan of $84,988 from entities owned by the Company's Chief Executive Officer. The balance is unsecured, bears no interest, and is due on demand.

5.    OTHER LIABILITIES
      -----------------

      Other liabilities totaling $612,619 as of September 30, 2004 consist of 10,229,000 shares of common stocks at a weighted average share price of $0.07 to be issued for compensation for various consulting and legal services.

6.    LOANS PAYABLE
      -------------

      Loans payable consist of the following as of September 30, 2004:

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

                                TELCO BLUE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


6.    LOANS PAYABLE (continued)
      -------------

      Promissory note payable to an individual, unsecured,
      bearing Interest at 10%, due in semi-annual interest
      payments of $9,955, which matures January 2011               199,100
                                                              ------------

                                                                 1,223,671
      Less amounts due within one year:                              3,500
                                                              ------------

      Long-term portion of loan payable:                      $  1,220,171
                                                              ============

      As of September 30, 2004, principal payments on the notes payable are as follows:

            April 1, 2004 through December 31, 2004           $      3,500
                  2005                                                  --
                  2006                                                  --
                  2007                                                  --
                  2008                                             196,132
                  2009                                             824,939
                  2010                                                  --
                  2011                                             199,100
                                                              ------------

                                                              $  1,223,671

7.    COMMITMENTS AND CONTINGENCIES
      -----------------------------

      Rent expense - The Company leases its manufacturing and office space from an unrelated third party. The lease calls for an annual base rent of approximately $132,000 the lease expires on July 31, 2005 with an option to extend the term of the lease for a 3-year period. Future minimum rental payments required under the lease as of September 30, 2004 are as follows:

      April 1 through December 31, 2004                       $     99,000
            2005                                                    77,000
                                                              ------------

                                                              $    176,000
                                                              ============

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

BIOGRAPHIES

      James N. (Jim) Turek, Sr., age 59, is President and CEO. Jim is also President and CEO of Plasticon International, Inc, a Wyoming corporation, which presently trades on the Pink Sheet Stock Exchange under the symbol, "PLNI". Jim was previously President of International Plastics Group. Before International Plastics Group, he served as President of three major convention and travel destinations. Jim began his career as a Corporate Financial Advisor working directly for the controller of McDonnell Douglas, Corporation. Upon the successful completion of his responsibilities, he was made Director of Convention, Print, Media, Travel, and Cinema Photography for McDonnell Douglas Corp. with responsibilities for all US and International Component companies. The scope of responsibility included commercial and military aircraft, weapon systems, space (NASA), MAC electronics, holography, voice synthesizing, MAC DAC (the largest computer facility in the US for McDonnell Douglas Corp.) scheduling, grading, interactive graphics, and school systems product, positioning, marketing, and representation.

      Edward J. (Ed) Garstka, CFO, age 53, has more than 20 years of experience in accounting, finance, and operations within several different industries including automotive, electronics and specialty chemicals. Prior to joining telcoBlue, Inc., Ed was CFO of a venture funded medical device/technology company. Mr. Garstka also played a key role as an outside consultant in several turnarounds. Ed began his career as a computer auditor/consultant with KPMG. He held senior financial/operations positions with Lear Corporation and Johnston Controls-two of the largest tier one automotive suppliers in the world-were he had divisional responsibility for accounting/finance, vendor sourcing/ purchasing, customer service/distribution, and facility maintenance. Mr. Garstka also held senior audit/analyst positions with Northwest Industries, Morton Thiokol, and Gould Corporation and is a Certified Public Accountant.

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

Capital Resources and Liquidity
-------------------------------

      During the quarter ended September 30, 2004, there were no issuances of the Company's common stock.

Results of Operations
---------------------

      For the three month period ended September 30, 2004, the Company sustained a loss of ($143,978) or ($0.00) per share (basic and diluted) on revenue of $548. The loss in the third quarter of 2004 can be contributed to the fact the Company had insignificant revenues yet still had administrative expenses. The total liabilities and stockholder's deficit for the quarter ended September 30, 2004 was $337,619.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

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

      None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER

      On September 21,2004, LL Bradford & Company, 3441 S. Eastern Ave., Las Vegas, NV 89101, resigned as the Company's auditor. On November 10, the Company retained De Joya & Company, 8275 S. Eastern Ave., Ste. 200, Las Vegas, NV 89123, as its auditor.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Form 8-K

On July 2, 2004, the Registrant filed a Form 8-K regarding changing its year end from September 30th to December 31st.

On July 14, 2004, the Registrant filed amended financial statements with respect to their February 10, 2004 Form 8-K regarding their January 2004 merger with Promotional Containers Manufacturing, Inc.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 22nd day of November, 2004.

telcoBlue, Inc.

--------------------------
/s/James N. Turek, Sr., President & CEO


--------------------------
Edward Gartska, CFO