Form 10KSB
period 2004-12-31
TELCOBLUE INC
filed 2005-06-09
CIK 1123219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                        Commission file number: 001-16099

                                 telcoBlue, Inc.
          -------------------------------------------------------------
        (Exact Name of Small Business Issuer as specified in its charter)

        Delaware                                              43-1798970
------------------------                              -------------------------
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

             SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE
                        SECURITIES EXCHANGE ACT OF 1934:

Title of Each Class              Name of Each Stock Exchange on Which Registered
------------------               -----------------------------------------------
Common Stock, Par                                Not Applicable
Value $0.001 Per Share

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Indicate by check mark whether the Registrant(1)has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

The number of shares of Registrant's Common Stock outstanding on December 31, 2004, was 37,661,075 shares.

The Registrant's total revenues for the year ended December 31, 2004 were $195,457.

                                     PART I
                                     ------

Item 1 and Item 6. Description of Business and Managements Discussion and Analysis.

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

On December 30, 2003, Telco Blue, Inc. ("TBLU") consummated an agreement to acquire all of the outstanding capital stock of Promotional Containers Manufacturing, Inc., in exchange for 28,700,000 shares of the Company's common stock ("TBLU Transaction"). Prior to the TBLU Transaction, TBLU was a non-operating public shell company with no operations, nominal assets and 5,482,075 shares of common stock issued and outstanding; and Promotional Containers Manufacturing, Inc was a professional photo packaging operation, specializing in wedding albums, baby albums and photo mounts from its factory in Lexington, Kentucky. The TBLU Transaction is considered to be a capital transaction in substance, rather than a business combination. Inasmuch, the TBLU Transaction is equivalent to the issuance of stock by Promotional Containers Manufacturing, Inc. for the net monetary assets of a non-operational public shell company (TBLU), accompanied by a recapitalization. TBLU issued 28,700,000 shares of its common stock for all of the issued and outstanding common stock of

Promotional Containers Manufacturing, Inc. The accounting for the TBLU Transaction is identical to that resulting from a reverse acquisition, except goodwill or other intangible assets will not be recorded. Accordingly, these financial statements are the historical financial statements of Promotional Containers Manufacturing, Inc. Promotional Containers Manufacturing, Inc was incorporated on January 24, 2003. Therefore, these financial statements reflect activities from January 24, 2003 (Date of Inception for Promotional Containers Manufacturing, Inc) and forward. Going concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage, has no operating revenue and incurred a net loss of approximately $619,000 for the nine months ended September 30, 2004. The Company has an accumulated loss during the development stage of approximately $2,843,000 and current liabilities exceed current assets of approximately $1,259,000.

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

In December 2004, Edward Gartska was dismissed as an officer and director of the Company. His dismissal is a result of his disappearance.

Definition of fiscal year - The Company's fiscal year end is December 31.

Item 2.  Description of Property.

telcoBlue offices at 3166 Custer Drive, Suite 101, Lexington, KY 40517, where it owns office equipment valued at $267,903

Item  3.  Legal Proceedings.

On February 11th, 2004, Creative Containers filed suit against telcoBlue, Inc., in Cause No. 2004-631, in the 120th Judicial District Court in and for El Paso County, Texas on sworn pleadings for unpaid invoices for goods delivered. telcoBlue did not appear and wholly defaulted. Creative Containers was awarded a judgment against telcoBlue on April 30th, 2004, in the amount of $8,158.45, plus attorneys fees in the amount of $1,500.00. The judgment accrues interest at the rate of 10% per annum. Creative Contains is currently seeking post-judgment enforcement, to include a hearing for turnover relief. The next hearing on the post-judgment enforcement is set for July 1st, 2004 before the same 120th Judicial District Court. On December 23rd, 2003, Philip Moseman filed suit against Mid-America, GMB, Ltd., and Mid-America Photographics of Kansas, Inc., in the 327th Judicial District Court, in and for El Paso County, Texas, seeking damages from alleged breaches of employment agreements. Moseman later amended his suit to include telcoBlue, Inc. as a party defendant. telcoBlue has filed a special appearance challenging the jurisdiction of the court. A hearing on the special appearance is set for July 7th, 2004. Should the special appearance be denied, telcoBlue anticipates aggressively defending the suit. Moseman had originally been hired by the two predecessor Mid-America employers and claims that his employment agreement with Mid-America had carried over with his new employer, Promotional Containers Manufacturing, Inc. (PCM). He claims that telcoBlue, Inc., by merger, has stepped into the shoes of PCM and is thus liable. TelcoBlue disputes this claim. The case is still pending.

Item  4.  Submission of Matters to a Vote of Security Holders.

None

Item  5.  Market for Common Equity and Related Stockholder Matters.

a. Market Information. telcoBlue's shares are traded on the Over The Counter Bulletin Board stock exchange under the symbol, "TLCB". The following table shows the high and low bid reported to telcoBlue by the OTC Bulletin Board. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                              High  Bid            Low  Bid
                                            -------------        ------------
Quarter ending March 31, 2004                   .06                  .06
Quarter ending June 30, 2004                    .06                  .05
Quarter ending September 30, 2004               .015                 .015
Quarter ending December 31, 2004                .014                 .014

b. telcoBlue has 198 shareholders of record as of December 31, 2004.

c. telcoBlue has never declared or paid any dividends, and although there are no restrictions limiting its ability to do so, it is unlikely to pay any any dividends in the foreseeable future.

Capital Resources and Liquidity

During 2004, the Company issued 3,479,000 shares of common stock to satisfy $208,740 of accounts payable to several vendors.

During 2004, the Company was repaid approximately $795,000 of amounts loaned to Plasticon International ("Plasticon"), a company which the Company's Chief Executive Officer was officer and significant owner. The repayment was in the form shares of common stock of Plasticon. In 2004, the Company issued these shares of common stock of Plasticon to certain individuals in satisfaction of notes payable approximating $795,000 which represented 65% of the original principal balance, the remaining 35% of these notes payable remain outstanding as of December 31, 2004.

As of December 31, 2004, due to related parties totaling $289,737 represent advances from three business entities which the Company's Chief Executive Officer has an ownership interest. The advances are unsecured, bearing no interest and are due on demand.

Results of Operations

For the year ended December 31, 2004, telcoBlue had $195,457 in revenues as opposed to $90,373 for the year ended 2003. Net loss for the year ended December 31, 2004 was $(1,026,127) and the basic loss per share was $(0.03) as opposed to $(1,428,507) for the year ended 2003 when the basic loss per share was $(1.43). The Company had general and administrative expenses of $985,476. These general and administrative expenses consisted primarily of operating expenses.

Our "Total Liabilities and Stockholder's Equity" for year ending 2004 was $271,898 as opposed to $1,329,902 for year ended 2003.

telcoBlue believes that our existing capital will not be sufficient to meet our cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended. Even with the merger of PCM, we anticipate that our existing capital will not be sufficient to allow us to expand the PCM operations. Any required cash flows will most likely be supplied by officers.

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

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Officers and Directors

The following chart sets forth information on our officers and directors as of December 31, 2004:

Name                 Age                           Title
--------             ----                  -----------------------
James N. Turek       59                    CEO, CFO & Director
James Bonn           73                    Secretary

Our Bylaws require that we have a minimum of one director. Directors are elected at our annual meeting to be held on the 6th of November. Directors shall serve until their successors are duly elected or appointed. A vacancy on the Board of Directors may be filled by a majority vote of the remaining directors.

Identify Significant Employees

As of the date of this annual report, telcoBlue has no persons other than the new officers and directors discussed in the Form 8-K filed February 10, 2004 that are expected to make significant contributions to the operations of telcoBlue.

Family Relationships

James Turek II, the majority shareholder of telcoBlue, is the son of James N. Turek, the company's President.

Item 10.  Executive Compensation.

SUMMARY COMPENSATION TABLE

                                               Annual             Long Term
                                            Compensation        Compensation
                                         -------------------------------------
Name and principal position               Year     Salary*          Bonus*

James N. Turek, President & CFO           2004
James Bonn                                2004

*James N. Turek and James Bonn did not take a salary or receive a bonus for the year 2004 but they are not precluded as a result from being paid at a future date for the year 2004.

Item 11.   Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information as of December 31, 2004, regarding the ownership of telcoBlue's common stock by each shareholder known to telcoBlue to be the beneficial owner of more than five percent of its outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

NAME                    AMOUNT OF COMMON STOCK      PERCENT OF COMMON STOCK
                          BENEFICIALLY OWNED           BENEFICIALLY OWNED
--------------------------------------------------------------------------------
James Turek II                28,500,000                      75%

Item 12. Certain Relationship and Related Transactions.

None

Item  13.  Exhibits and Reports on Form 8-K

On November 18, 2004, the Company filed an 8-K/A, whereby on September 21, 2004, LL Bradford & Company resigned as Registrant's auditor. Registrant has retained De Joya & Company, 8275 South Eastern Avenue, Ste. 200, Las Vegas, NV 89123, as its new auditor.

(2) On June 24, 2004, we filed an 8-K changing our year end from September 30 to December 31.

(3) On May 14, 2004, Registrant changed its certifying accountants from Malone and Bailey, PLLC, to LL Bradford & Company, 3441 S. Eastern Ave., Las Vegas, NV 89101.

(4) On May 14, 2004, Registrant changed its certifying accountants from Malone and Bailey, PLLC, to LL Bradford & Company, 3441 S. Eastern Ave., Las Vegas, NV 89101.

(5) On February 10, 2004, an 8-K was filed with respect to a change of control pursuant to the terms of the Agreement Plan of Reorganization dated January 15, 2004, James Turek II, received 28,700,000 common shares of telcoBlue, which, at the time, represented approximately 75% of telcoBlue's issued and outstanding common stock.

ITEM 14.   Principal Accountant Fees and Services

For services rendered during the year 2004, the Company's former auditors, the accounting firm of LL Bradford and Company charged the Company $12,000 and the company's present auditors, De Joya and Company, charged the Company $15,000.

There is no audit committee.

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized this 8th day of June, 2005.


                              telcoBlue, Inc.

                              /s/James Turek
                              -------------------------
                              By: James Turek, CEO & CFO


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their capacities and on the date indicated.


                              /s/James Turek
                              -------------------------
                              By: James Turek, CEO/CFO/Director

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
TelcoBlue, Inc.
Lexington, Kentucky

We have audited the balance sheet of TelcoBlue, Inc. (the "Company") as of December 31, 2004 and the related statements of operations, stockholders' deficit and cash flows for the year ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above presently fairly, in all material respects, the financial position of TelcoBlue, Inc. as of December 31, 2004 and the results of their operations and their cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit as of December 31, 2004, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/ De Joya & Company
De Joya and Company.
Henderson, Nevada
June 1, 2005

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the board of directors and stockholder
Promotional Containers Manufacturing, Inc.
Lexington, Kentucky

We have audited the accompanying balance sheet of Promotional Containers Manufacturing, Inc. as of December 31, 2003, and the related statements of operations, stockholder's deficit, and cash flows for the period from January 24, 2003 (Inception) through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Promotional Containers Manufacturing, Inc. as of December 31, 2003, and the results of its operations and cash flows for the period from January 24, 2003 (Inception) through December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations and current liabilities exceed current assets, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


L.L. Bradford & Company, LLC
May 28, 2004
Las Vegas, Nevada

                                TELCOBLUE, INC.
                                 BALANCE SHEET
                               DECEMBER 31, 2004

                                     ASSETS

Current assets

    Accounts receivable, net                                        $     3,995
                                                                    -----------
      Total current assets                                                3,995

Fixed assets, net                                                       267,903
                                                                    -----------

Total assets                                                        $   271,898
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities

    Bank overdraft                                                  $     9,343
    Accounts payable and accrued liabilities                            866,927
    Loans payable - current portion                                       1,225
    Due to related party                                                289,737
    Other liabilities                                                   472,500
                                                                    -----------
      Total current liabilities                                       1,639,732

Long-term liabilities

    Loans payable - long-term portion                                   427,060
    Other long-term liabilties
                                                                    -----------

Total liabilities                                                     2,066,792

Stockholders' deficit

    Common stock; $0.001 par value; 75,000,000 shares authorized
       37,661,075 shares issued and outstanding                          37,661
    Additional paid-in capital                                          622,079
    Accumulated deficit                                              (2,454,634)
                                                                    -----------
      Total stockholders' deficit                                    (1,794,894)
                                                                    -----------

Total liabilities and stockholders' deficit                         $   271,898
                                                                    ===========

                 See Accompanying Notes to Financial Statements

                                TELCOBLUE, INC.
                            STATEMENTS OF OPERATIONS

                                                                                 Period from
                                                                              January 24, 2003
                                                                                 (Inception)
                                                        Year ended                 through
                                                    December 31, 2004        December 31, 2003
                                                    -----------------        -----------------
                                                                                 (Restated)
Revenues                                             $        195,457         $         90,373

Cost of revenues                                              126,531                   42,048
                                                     ----------------         ----------------

    Gross profit                                               68,926                   48,325

Operating expenses

    Selling, general and administrative                       985,476                  683,371
                                                     ----------------         ----------------
      Total operating expenses                                985,476                  683,371
                                                     ----------------         ----------------

    Loss from operations                                     (916,550)                (635,046)

Other expenses

    Interest expense                                         (108,157)                    (273)
    Other expense                                              (1,420)                     (54)
    Forgiveness of debt to related party                           --                 (793,134)
                                                     ----------------         ----------------
      Total other expenses                                   (109,577)                (793,461)
                                                     ----------------         ----------------

Net loss                                             $     (1,026,127)        $     (1,428,507)
                                                     ================         ================

Basic and diluted loss per common share              $          (0.03)        $          (0.05)
                                                     ================         ================

Basic and diluted weighted average common
    shares outstanding                                     36,273,277               28,700,000
                                                     ================         ================

                 See Accompanying Notes to Financial Statements

                                TELCOBLUE, INC.
                       STATEMENT OF STOCKHOLDERS' DEFICIT

                                                        Common Stock                                                     Total
                                                ----------------------------      Additional        Accumulated      Stockholders'
                                                   Shares           Amount      Paid-in Capital       Deficit           Deficit
                                                -----------      -----------      -----------       -----------       -----------
Balance, January 24, 2003 (Inception)                    --      $        --      $        --       $        --       $        --

Issuance of common stock for cash                28,700,000           28,700          (27,700)               --             1,000

Contribution of capital by the Company's
  Chief Executive Officer                                --               --          450,000                --           450,000

Net loss                                                 --               --               --        (1,428,507)       (1,428,507)
                                                -----------      -----------      -----------       -----------       -----------

Balance, December 31, 2003 (restated)            28,700,000      $    28,700      $   422,300       $(1,428,507)      $  (977,507)

Issuance of common stock for acquisition
   of TelcoBlue, Inc.                             5,482,075            5,482           (5,482)               --                --

 Issuance of common stock for
     accounts payable                             3,479,000            3,479          205,261                --           208,740

Net loss                                                 --               --               --        (1,026,127)       (1,026,127)
                                                -----------      -----------      -----------       -----------       -----------

Balance, December 31, 2004                       37,661,075      $    37,661      $   622,079       $(2,454,634)      $(1,794,894)
                                                ===========      ===========      ===========       ===========       ===========

                 See Accompanying Notes to Financial Statements

                                TELCOBLUE, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                                    Period from
                                                                                                 January 24, 2003
                                                                                                    (Inception)
                                                                             Year ended               through
                                                                         December 31, 2004       December 31, 2003
                                                                         -----------------       -----------------
                                                                                                     (Restated)
Cash flows from operating activities:

    Net loss                                                              $     (1,026,127)       $     (1,428,507)
    Adjustments to reconcile net loss to net
     cash used by operating activities:
      Depreciation                                                                  50,962                   4,057
      Bad debt expense                                                              13,782                  30,000
      Write-off of inventory                                                        87,782                      --
      Write-off of fixed assets                                                     14,785
    Changes in operating assets and liabilities:

      Change in accounts receivable, net                                            89,741                (137,518)
      Change in inventory                                                               --                 (87,782)
      Change in accounts payable and accrued liabilities                           564,499                 516,941
      Change in other liabilities                                                  (75,577)                548,077
                                                                          ----------------        ----------------
        Net cash used by operating activities                                     (280,153)               (554,732)

Cash flows from investing activities:

    Purchase of fixed assets                                                          (207)               (337,500)
                                                                          ----------------        ----------------
        Net cash used by investing activities                                         (207)               (337,500)

Cash flows from financing activities:

    Change in bank overdraft                                                        (9,377)                 18,720
    Change in due to/from related party                                            289,737                (801,159)
    Proceeds from borrowings on notes payable                                           --               1,223,671
    Proceeds from issuance of common stock                                              --                   1,000
    Proceeds from contribution by Chief Executive Officer                               --                 450,000
                                                                          ----------------        ----------------
        Net cash provided by financing activities                                  280,360                 892,232
                                                                          ----------------        ----------------

Net change in cash                                                                      --                      --

Cash, beginning of period                                                               --                      --
                                                                          ----------------        ----------------

Cash, end of period                                                       $             --        $             --
                                                                          ================        ================

Supplemental disclosure of cash flow information:

    Cash paid for income taxes                                            $             --        $             --
                                                                          ================        ================

    Cash paid for interest                                                $             --        $             --
                                                                          ================        ================

     Non-cash operating activities
      Issuance of 3,479,000 shares to satisfy accounts payable
        including interest of $9,414                                      $        208,740        $             --
                                                                          ================        ================

                 See Accompanying Notes to Financial Statements

                                 TELCOBLUE, INC.
                          NOTES TO FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Description of business - TelcoBlue, Inc. (hereinafter referred to as the "Company or TBLU") is a professional photo packaging operation, specializing in wedding albums, baby albums and photo mounts.

      History - On December 30, 2003, the Company consummated an agreement to acquire all of the outstanding capital stock of Promotional Containers Manufacturing, Inc., in exchange for 28,700,000 shares of the Company's common stock ("TBLU Transaction"). Prior to the TBLU Transaction, TBLU was a non-operating public company with no operations, nominal assets and 5,482,075 shares of common stock issued and outstanding; and Promotional Containers Manufacturing, Inc was a professional photo packaging operation, specializing in wedding albums, baby albums and photo mounts. The TBLU Transaction is considered to be a capital transaction in substance, rather than a business combination. Inasmuch, the TBLU Transaction is equivalent to the issuance of stock by Promotional Containers Manufacturing, Inc. for the net monetary assets of a non-operational public company (TBLU), accompanied by a recapitalization. TBLU issued 28,700,000 shares of its common stock for all of the issued and outstanding common stock of Promotional Containers Manufacturing, Inc. The accounting for the TBLU Transaction is identical to that resulting from a reverse acquisition, except goodwill or other intangible assets will not be recorded. Accordingly, these financial statements are the historical financial statements of Promotional Containers Manufacturing, Inc. Promotional Containers Manufacturing, Inc was incorporated on January 24, 2003. Therefore, these financial statements reflect activities from January 24, 2003 (Date of Inception for Promotional Containers Manufacturing, Inc) and forward.

      On December 10, 2003 prior to the TBLU Transaction, Promotional Containers Manufacturing, Inc. purchased the assets of Show Me Ink, LLC, an entity owned by the Company's Chief Executive Officer and majority stockholder in exchange for $450,000, which was contributed by the Chief Executive Officer to the Company. In addition, the Company forgave debt owed by Show Me Ink, LLC totaling $793,134.

      During 2004, the Company issued 3,479,000 shares of common stock to satisfy $208,740 of accounts payable to several vendors.

      Going concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage, has no operating revenue and incurred a net loss of approximately $1,026,000 for the year ended December 31, 2004. The Company has an accumulated deficit of approximately $2,455,000 and current liabilities exceed current assets by approximately $1,636,000.

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

                                 TELCOBLUE, INC.
                          NOTES TO FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)

      Inventory - Inventory is stated at the lower of cost or market. Cost is principally determined by using the average cost method. Inventory consists of raw materials as well as finished goods held for sale. The Company's management monitors the inventory for excess and obsolete items and makes necessary valuation adjustments when required. For the year ended December 31, 2004, the Company had written-off $87,782 of inventory.

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

      Advertising and marketing costs - The Company recognizes advertising expenses in accordance with Statement of Position 93-7 "Reporting on Advertising Costs." Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. Advertising expenses incurred for the years ended December 31, 2004 and 2003 were $2,415 and $0, respectively.

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

      As of December 31, 2004, the Company has available net operating loss carryforwards that will expire in various periods through 2024. Such losses may not be fully deductible due to the significant amounts of non-cash service costs and the change in ownership rules under Section 382 of the Internal Revenue Code. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

      Comprehensive income (loss) - The Company has no components of other comprehensive income. Accordingly, net loss equals comprehensive loss for all periods.

                                 TELCOBLUE, INC.
                          NOTES TO FINANCIAL STATEMENTS

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

      The Company issued no stock, neither granted warrants nor options, to employees for compensation for the year ended December 31, 2004.

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

      New accounting pronouncements -

      In November 2004, the FASB issued SFAS No. 151, "Inventory Costs (an amendment of Accounting Research Bulletin No. 43, Chapter 4)." SFAS No. 151 seeks to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) in the determination of inventory carrying costs. The statement requires such costs to be treated as a current period expense and is effective for fiscal years beginning after July 15, 2005. The Company does not believe the adoption of SFAS No. 151 will have a significant impact on its financial position or results of operations.

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment." SFAS No. 123R replaced SFAS No. 123 and superceded APB Opinion No. 25. SFAS No. 123R will require compensation costs related to share-based payment transactions to be recognized in the financial statements. The adoption of SFAS No. 123 (revised 2004) should not have a significant impact on the Company's financial position or results of operations until such time the Company has share-based payments. The Company will adopt the provisions of SFAS No. 123R at that time.

2.    RESTATEMENT

      For the year ended December 31, 2003, the Company restated its balance sheet to reflect approximately $795,000 of due from related party which consequently adjusted the statement of operations whereby forgiveness of debt to related party was reduced in the same amount.

                                 TELCOBLUE, INC.
                          NOTES TO FINANCIAL STATEMENTS

3.    FIXED ASSETS

      Fixed assets consist of the following as of December 31, 2004:

            Furniture and fixtures                          $  1,808
            Equipments                                       317,136
                                                            --------
                                                             318,944
            Less: accumulated depreciation                    51,041
                                                            --------

                                                            $267,903
                                                            ========

4.    RELATED PARTY TRANSACTIONS

      Due to/from related party -During 2004, the Company was repaid approximately $795,000 of amounts loaned to Plasticon International ("Plasticon"), a company which the Company's Chief Executive Officer was officer and significant owner. The repayment was in the form shares of common stock of Plasticon. In 2004, the Company issued these shares of common stock of Plasticon to certain individuals in satisfaction of notes payable approximating $795,000 which represented 65% of the original principal balance (the remaining 35% of these notes payable remain outstanding as of December 31, 2004 and are listed in Note 5).

      As of December 31, 2004, due to related parties totaling $289,737 represent advances from three business entities which the Company's Chief Executive Officer has an ownership interest. The advances are unsecured, bearing no interest and are due on demand.

      Acquisition of assets of Show Me Ink, LLC - As discussed in Note 1, on December 10, 2003, the Company purchased the assets of Show Me Ink, LLC, an entity owned by the Company's Chief Executive Officer and majority stockholder in exchange for $450,000, which was contributed by the Chief Executive Officer to the Company. In addition, the Company forgave debt owed by Show Me Ink, LLC totaling $1,588,521.

5.    LOANS PAYABLE

      Loans payable consists of the following as of December 31, 2004:

      Promissory note payable to an individual, unsecured, bearing interest at 8%, due in semi-annual interest payments of

      $25,791, which matures March 2009                                             $225,672

      Promissory note payable to an individual, unsecured, bearing interest at 9.6%, due in semi-annual interest payments of
      $9,414, which matures March 2008                                                68,646

      Promissory note payable to an individual, unsecured, bearing interest at 6%, due in quarterly interest payments of
      $2,702, which matures January 2009                                              63,057

      Promissory note payable to an individual, unsecured, bearing
      Interest at 6%, due in quarterly interest payments of
      $210, which matures September 2004 (past due maturity)                           1,225

      Promissory note payable to an individual, unsecured, bearing
      Interest at 10%, due in semi-annual interest payments of
      $9,955, which matures January 2011                                              69,685
                                                                                    --------

                                                                                     428,285

      Less amounts due within one year:                                                1,225
                                                                                    --------

      Long-term portion of loan payable:                                            $427,060
                                                                                    ========

                                 TELCOBLUE, INC.
                          NOTES TO FINANCIAL STATEMENTS

5.    LOANS PAYABLE (continued)

      As of December 31, 2004, principal payments on the notes payable are as follows:

      2005                                                        $  1,225
      2006                                                              --
      2007                                                              --
      2008                                                          68,646
      2009                                                         288,729
      Thereafter                                                    69,685
                                                                  --------

                                                                  $428,285
                                                                  ========

      Accrued interest of approximately $83,000 was outstanding at December 31, 2004.

6.    OTHER LIABILITIES

      As of December 31, 2004, other liabilities totaling $472,500 consist of 6,750,000 shares of common stock at a weighted average share price of $0.07 to be issued for compensation for various consulting and legal services.

7.    COMMITMENTS AND CONTINGENCIES

      Rent expense - The Company leases its manufacturing and office space from an unrelated third party. The lease calls for an annual base rent of approximately $132,000. The lease expires on July 31, 2005 with an option to extend the term of the lease for a 3-year period.

      Future minimum rental payments required under the lease as of December 31, 2004 are as follows:

      2005                                                         $77,000
                                                                   -------

                                                                   $77,000
                                                                   =======

      The Company also rents office space on a month to month basis for $643 per month. Rent expense paid for the years ended December 31, 2004 and 2003 were $134,592 and $7,451, respectively.

      Legal proceedings - The Company is involved in various legal proceedings which have arisen in the ordinary course of business. While the results of these matters cannot be predicted with certainty, the Company's management believes that losses, if any, resulting from the ultimate resolution of these matters will not have a material adverse effect on the Company's results of operations, cash flows or financial position. However, unfavorable resolution could affect the results of operations or cash flows for the years in which they are resolved.