Form 10QSB
period 2005-03-31
TELCOBLUE INC
filed 2005-06-10
CIK 1123219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005.

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from _____________ to


                        Commission file number: 011-16099
                                                ---------

                                 telcoBlue, Inc.
                              --------------------
                 (Name of Small Business Issuer in its Charter)


         Delaware                                              43-1798970
         --------                                              ----------
(State of Incorporation)                                    (I.R.S. Employer
                                                           Identification No.)

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

                           Yes |X| No |_|

The number of shares outstanding of Registrant's common stock ($0.001 par value) as of the quarter ended March 31, 2005 is 37,661,075.

                                TABLE OF CONTENTS

                                     PART I

                                                                          Page
                                                                          ----

ITEM 1.  FINANCIAL STATEMENTS............................................  3-7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OR PLAN OF OPERATION............................................  8-9

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS...............................................   10

ITEM 2.  CHANGES IN SECURITIES...........................................   10

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.................................   10

ITEM 4.  SUBMISSION TO A VOTE OF SECURITY HOLDERS........................   10

ITEM 5.  OTHER...........................................................   10

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................    10

         SIGNATURES......................................................   11

                                TELCO BLUE, INC.
                                 BALANCE SHEET
                                 MARCH 31, 2005
                                  (UNAUDITED)


                                   ASSETS

Current assets
    Cash                                                           $         --
                                                                   ------------
      Total current assets                                                   --

Fixed assets, net                                                       256,090
                                                                   ------------

Total assets                                                       $    256,090
                                                                   ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
    Bank overdraft                                                 $     23,279
    Accounts payable and accrued liabilities                            894,013
    Loans payable - current portion                                       1,225
    Due to related parties                                              289,737
    Other liabilities                                                   472,500
                                                                   ------------
      Total current liabilities                                       1,680,754

Long-term liabilities
    Loans payable - long-term portion                                   427,060
                                                                   ------------

Total liabilities                                                     2,107,814

Stockholders' deficit
    Common stock; $0.001 par value; 75,000,000 shares authorized
       37,661,075 shares issued and outstanding                          37,661
    Additional paid-in capital                                          622,079
    Accumulated deficit                                              (2,511,464)
                                                                   ------------
      Total stockholders' deficit                                    (1,851,724)
                                                                   ------------

Total liabilities and stockholders deficit                         $    256,090
                                                                   ============


            See Accompanying Notes to Condensed Financial Statements

                                TELCO BLUE, INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                           For the three months  For the three months
                                                  ended                 ended
                                              March 31, 2005        March 31, 2004
                                            ------------------    ------------------
Revenues                                    $               --    $          158,455

Cost of revenues                                            --                48,177
                                            ------------------    ------------------

    Gross profit                                            --               110,278

Operating expenses
    Selling, general and administrative                 56,830               405,163
                                            ------------------    ------------------
      Total operating expenses                          56,830               405,163
                                            ------------------    ------------------

    Loss from operations                               (56,830)             (294,885)

Other expenses
    Interest expense                                        --               (10,348)
    Other expense                                           --                  (542)
                                            ------------------    ------------------
      Total other expenses                                  --               (10,890)
                                            ------------------    ------------------

Net loss                                    $          (56,830)   $         (305,775)
                                            ==================    ==================

Basic and diluted loss per common share     $            (0.00)   $            (0.01)
                                            ==================    ==================

Basic and diluted weighted average common
    shares outstanding                              37,661,075            27,420,785
                                            ==================    ==================


            See Accompanying Notes to Condensed Financial Statements

                                TELCO BLUE, INC.
                       STATEMENT OF STOCKHOLDERS' DEFICIT
                                  (UNAUDITED)

                                         Common Stock                                                  Total
                                   -------------------------     Additional       Accumulated      Stockholders'
                                 Shares           Amount       Paid-in Capital      Deficit            Deficit
                             --------------   --------------   --------------    --------------    --------------
Balance, December 31, 2004       37,661,075   $       37,661   $      622,079    $   (2,454,634)   $   (1,794,894)

Net loss                                 --               --          (56,830)          (56,830)
                             --------------   --------------   --------------    --------------    --------------

Balance, March 31, 2005          37,661,075   $       37,661   $      622,079    $   (2,511,464)   $   (1,851,724)
                             ==============   ==============   ==============    ==============    ==============


            See Accompanying Notes to Condensed Financial Statements

                                TELCO BLUE, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                          For the three months  For the three months
                                                                 ended                 ended
                                                             March 31, 2005        March 31, 2004
                                                           ------------------    ------------------
Cash flows from operating activities:
    Net loss                                               $          (56,830)   $         (305,775)
    Adjustments to reconcile net loss to net
     cash used by operating activities:
      Depreciation                                                     11,813                16,783
    Changes in operating assets and liabilities:
      Change in accounts receivable, net                                3,995                49,455
      Change in inventory                                                  --                41,041
      Change in bank overdraft                                         13,945                 6,688
      Change in accounts payable and accrued liabilities               27,077                 4,835
      Change in other liabilities                                          --               130,800
                                                           ------------------    ------------------
         Net cash used by operating activities                             --               (56,173)

Cash flows from investing activities:
    Change in due from related parties                                     --                56,173
                                                           ------------------    ------------------
         Net cash used by investing activities                             --                56,173

Net change in cash                                                         --                    --

Cash, beginning of period                                                  --                    --
                                                           ------------------    ------------------

Cash, end of period                                        $               --    $               --
                                                           ==================    ==================

Supplemental disclosure of cash flow information:

    Cash paid for interest                                 $               --    $               --
                                                           ==================    ==================


            See Accompanying Notes to Condensed Financial Statements

1.    BASIS OF PRESENTATION

      The accompanying unaudited financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

      The interim financial statements present the condensed balance sheet, statements of operations, member' deficit and cash flows of TelcoBlue, Inc. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

      The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2005 and the results of operations presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.    SIGNIFICANT ACCOUNTING POLICIES

      Use of estimates - The preparation of unaudited financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

3.    GOING CONCERN

      The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of approximately $2,511,464 since its inception and requires capital for its contemplated operational and marketing activities to take place. The company's ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Capital Resources and Liquidity

      During the quarter ended March 31,2005 there were no issuances of the Company's common stock.

Results of Operations

      For the three month period ended March 31, 2005, the Company sustained a loss of ($56,830) or ($0.00) per share (basic and diluted) on no revenues. The loss in the first quarter of 2005 can be contributed to the fact the Company had no revenues yet still had administrative expenses. The total liabilities and stockholder's deficit for the quarter ended March 31, 2005 was $256,090.

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

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        Exhibit

Number                            Description
------                            -----------

31.1 Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and
      Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 10th day of June, 2005.

telcoBlue, Inc.

----------------------------------
/s/James N. Turek, Sr., President,
CEO & CFO