Form 10QSB
period 2005-06-30
TELCOBLUE INC
filed 2005-08-15
CIK 1123219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005.

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from _____________ to
      _______________.


                        Commission file number: 011-16099
                                 ---------------

                                 telcoBlue, Inc.
                                 ---------------
                 (Name of Small Business Issuer in its Charter)

        Delaware                                             43-1798970
       -----------                                       -----------------
(State of Incorporation)                                 (I. R. S. Employer
                                                         Identification No.)

                          3166 Custer Drive, Suite 101
                               Lexington, KY 40517
                          ----------------------------
               (Address of principal executive offices)(Zip Code)

                                 (859) 245-5252
                               ------------------
                           (Issuer's telephone number)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

The number of shares outstanding of Registrant's common stock ($0.001 par value) as of the quarter ended June 30, 2005 is 37,661,075.

                                TABLE OF CONTENTS


                                                                           Page
                                                                           ----
PART I

ITEM 1.  FINANCIAL STATEMENTS...............................................   1

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OR PLAN OF OPERATION...............................................   6

PART II

ITEM 1.  LEGAL PROCEEDINGS..................................................   9

ITEM 2.  CHANGES IN SECURITIES..............................................  10

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES....................................  10

ITEM 4.  SUBMISSION TO A VOTE OF SECURITY HOLDERS...........................  10

ITEM 5.  OTHER..............................................................  10

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...................................  10

SIGNATURES..................................................................  11

                                TELCO BLUE, INC.
                                 BALANCE SHEET
                                 JUNE 30, 2005
                                  (UNAUDITED)


                                     ASSETS

Current assets
    Cash                                                            $        --
                                                                    -----------
      Total current assets                                                   --

Fixed assets, net                                                       244,278
                                                                    -----------

Total assets                                                        $   244,278
                                                                    ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
    Bank overdraft                                                  $   113,946
    Accounts payable and accrued liabilities                            761,579
    Loans payable - current portion                                       1,225
    Due to related parties                                              426,295
    Other liabilities                                                   472,500
                                                                    -----------
      Total current liabilities                                       1,775,545

Long-term liabilities
    Loans payable - long-term portion                                   427,060
                                                                    -----------

Total liabilities                                                     2,202,605

Stockholders' deficit
    Common stock; $0.001 par value; 75,000,000 shares
       authorized 37,661,075 shares issued and outstanding               37,661
    Additional paid-in capital                                          622,079
    Accumulated deficit                                              (2,618,067)
                                                                    -----------
      Total stockholders' deficit                                    (1,958,327)
                                                                    -----------

Total liabilities and stockholders deficit                          $   244,278
                                                                    ===========
See Accompanying Notes to Condensed Financial Statements

                                TELCO BLUE, INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                For the          For the           For the          For the
                                             three months      three months      six months        six months
                                                 ended           ended              ended             ended
                                            June 30, 2005     June 30, 2004     June 30, 2005     June 30, 2004
                                            --------------    --------------    --------------    --------------

Revenues                                    $           --    $      158,455    $           --    $      195,176
Cost of revenues                                        --            48,177                --            59,193
                                            --------------    --------------    --------------    --------------

   Gross profit                                         --           110,278                --           135,983

Operating expenses
   Selling, general and administrative              56,830           405,163           163,433           599,660
                                            --------------    --------------    --------------    --------------
     Total operating expenses                       56,830           405,163           163,433           599,660
                                            --------------    --------------    --------------    --------------

   Loss from operations                            (56,830)         (294,885)         (163,433)         (463,677)

Other expenses
   Interest expense                                     --           (10,348)               --           (10,991)
   Other expense                                        --              (542)               --              (552)
                                            --------------    --------------    --------------    --------------
     Total other expenses                               --           (10,890)               --           (11,543)
                                            --------------    --------------    --------------    --------------

Net loss                                    $      (56,830)   $     (305,775)   $     (163,433)   $     (475,220)
                                            ==============    ==============    ==============    ==============

Basic and diluted loss per common share     $        (0.00)   $        (0.01)   $        (0.01)   $        (0.01)
                                            ==============    ==============    ==============    ==============

Basic and diluted weighted average common
   shares outstanding                           37,661,075        27,420,785        37,661,075        34,237,682
                                            ==============    ==============    ==============    ==============

See Accompanying Notes to Condensed Financial Statements

                                TELCO BLUE, INC.
                       STATEMENT OF STOCKHOLDERS' DEFICIT
                                  (UNAUDITED)


                                                       Common Stock                                                      Total
                                             -------------------------------     Additional        Accumulated       Stockholders'
                                               Shares            Amount        Paid-in Capital       Deficit            Deficit
                                           ---------------   ---------------   ---------------   ---------------    ---------------

Balance, December 31, 2004                      37,661,075   $        37,661   $       622,079   $    (2,454,634)   $    (1,794,894)

Net loss                                                --                --                --          (163,433)          (163,433)
                                           ---------------   ---------------   ---------------   ---------------    ---------------

Balance, June 30, 2005                          37,661,075   $        37,661   $       622,079   $    (2,618,067)   $    (1,958,327)
                                           ===============   ===============   ===============   ===============    ===============

See Accompanying Notes to Condensed Financial Statements

                                TELCO BLUE, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                             For the          For the
                                                            six months       six months
                                                               ended            ended
                                                           June 30, 2005    June 30, 2004
                                                           -------------    -------------
Cash flows from operating activities:
    Net loss                                               $    (163,433)   $    (475,220)
    Adjustments to reconcile net loss to net
     cash used by operating activities:
      Depreciation                                                23,625           29,028
    Changes in operating assets and liabilities:
      Change in accounts receivable, net                           3,995           98,933
      Change in inventory                                             --           53,574
      Change in bank overdraft                                   104,603           (6,169)
      Change in accounts payable and accrued liabilities        (105,348)          62,952
      Change in other liabilities                                     --          133,163
                                                           -------------    -------------
         Net cash used by operating activities                  (136,558)        (103,739)



Cash flows from investing activities:
    Purchase of fixed assets                                          --             (207)
    Change in due from related parties                           136,558            5,772
                                                           -------------    -------------
         Net cash used by investing activities                   136,558            5,565

Cash flows from financing activities:
    Change in due to related parties                                  --           98,174
    Proceeds from issuance of common stock                            --               --
    Change in additional paid in capital                              --               --
    Proceeds from borrowings on notes payable                         --               --
                                                           -------------    -------------
         Net cash provided by financing activities                    --           98,174
                                                           -------------    -------------

Net change in cash                                                    --               --

Cash, beginning of period                                             --               --
                                                           -------------    -------------

Cash, end of period                                        $          --    $          --
                                                           =============    =============

See Accompanying Notes to Condensed Financial Statements

                                 TELCOBLUE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

     The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2005 and the results of operations presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

3.   GOING CONCERN

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of approximately $2,618,067 since its inception and requires capital for its contemplated operational and marketing activities to take place. The company's ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

The company's founder, Mr. Oliver Gross, was born in Takay, Hungary, in 1875 and came to the United States in 1889. In 1898 he was joined by two brothers in a company called, "The Western Photo and View Company". Touring the West and South, they would arrive into town, pitch a tent, and begin to photograph (with flash powder) the people, stores, and plants of the community. One of their stops was Toledo, Ohio, where they decided to stay. They eventually formed the basis of Gross Manufacturing Corporation. The original business was photographic supply items. One item, which they purchased, from an eastern film, was card mounts, which were used to serve as a support for photographers' pictures. Because the supply became irregular, Mr. Gross bought some presses and started to make his own card mounts. This card mount business developed into more elaborate presentations now used by professional photographers worldwide.

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

BIOGRAPHIES

James N. (Jim) Turek, Sr., 60, is President and CEO. Jim is also President and CEO of Plasticon International, Inc, a Wyoming corporation, which presently trades on the Pink Sheet Stock Exchange under the symbol, "PLNI". Jim was previously President of International Plastics Group. Before International Plastics Group, he served as President of three major convention and travel destinations. Jim began his career as a Corporate Financial Advisor working directly for the controller of McDonnell Douglas, Corporation. Upon the successful completion of his responsibilities, he was made Director of Convention, Print, Media, Travel, and Cinema Photography for McDonnell Douglas Corp. with responsibilities for all US and International Component companies. The scope of responsibility included commercial and military aircraft, weapon systems, space (NASA), MAC electronics, holography, voice synthesizing, MAC DAC (the largest computer facility in the US for McDonnell Douglas Corp.) scheduling, grading, interactive graphics, and school systems product, positioning, marketing, and representation.

James B. (Jim) Bonn, in-house counsel, age 73, has practiced law and accounting for over 40 years. As a lawyer and CPA, Mr. Bonn was responsible for the contracts division of the United States Navy. He spent several years in accounting and as an auditor for Peat, Marwick, Mitchell & Co. During the past ten years, Mr. Bonn has been in private practice specializing in corporate tax and related legal matters.

Capital Resources and Liquidity

During the quarter ended June 30, 2005 there were no issuances of the Company's common stock.

Results of Operations

For the three month period ended June 30, 2005, the Company sustained a loss of ($59,830) or ($0.00) per share (basic and diluted) on no revenues compared to a loss of $163,433 for the second quarter ended 2004 on revenues of $36,721. The loss in the second quarter of 2005 can be contributed to the fact the Company had no revenues yet still had administrative expenses. The total liabilities and stockholder's deficit for the quarter ended June, 2005 was $1,958,327.

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


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On February 11th, 2004, Creative Containers filed suit against "Telco Blue, Inc." (sic), in Case No. 2004-631, in the 120th Judicial District Court in and for El Paso County, Texas on sworn pleadings for unpaid invoices for goods delivered. Telco Blue did not appear and wholly defaulted. Creative Containers was awarded a judgment against Telco Blue on April 30th, 2004, in the amount of $8,158.45, plus attorneys fees in the amount of $1,500.00. The judgment accrues interest at the rate of 10% per annum. Creative Contains is currently seeking post-judgment enforcement, to include a hearing for turnover relief. On January 31, 2005, a settlement regarding the debt was reached between the parties in the amount of $3,000, relieving the corporation from any and all indebtedness to Creative Containers

On December 23rd, 2003, Philip Moseman filed suit against Mid-America, GMB, Ltd., and Mid-America Photographics of Kansas, Inc., in the 327th Judicial District Court, in and for El Paso County, Texas, seeking damages from alleged breaches of employment agreements. Moseman later amended his suit to include "Telco Blue, Inc." (sic) as a party defendant. Moseman had originally been hired by the two predecessor Mid-America employers and claims that his employment agreement with Mid-America had carried over to his new employer, Promotional Containers Manufacturing, Inc. (PCM). He claims that Telco Blue, Inc., by merger, has stepped into the shoes of PCM and is thus liable. The matter is still pending.

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 12 day of August, 2005.

telcoBlue, Inc.
-----------------------------------
/s/ James N. Turek, Sr., President,
CEO & CFO