Form 10QSB
period 2005-09-30
TELCOBLUE INC
filed 2005-12-20
CIK 1123219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005.

[    ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from _____________ to _______________.

Commission file number: 011-16099

---------------

telcoBlue, Inc.

---------------

(Name of Small Business Issuer in its Charter)

Delaware	43-1798970
-----------	---------------
(State of Incorporation)	(I.R.S. Employer
Identification No.)

3166 Custer Drive, Suite 101

Lexington, KY 40517

----------------------------

(Address of principal executive offices) (Zip Code)

(859) 245-5252

------------------

(Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the small business issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No [ ]

Indicate by check mark whether the small business issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [ ]	No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 30, 2005, the number of the Company's shares of par value $.001 common stock outstanding was 37,661,075.

Transitional Small Business Disclosure format (check one): Yes [ ]	No ☒

TABLE OF CONTENTS

Page

PART I

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

telcoBlue, Inc. Condensed Consolidated
Balance Sheets	F-1

telcoBlue, Inc. Condensed Consolidated
Statements of Operations (Unaudited)	F-2

telcoBlue, Inc. Condensed Consolidated
Statements of Cash Flows (Unaudited)	F-3

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

OR PLAN OF OPERATION	3

PART II

ITEM 1. LEGAL PROCEEDINGS	7

ITEM 2. CHANGES IN SECURITIES	7

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	7

ITEM 4. SUBMISSION TO A VOTE OF SECURITY HOLDERS	7

ITEM 5. OTHER	7

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	7

SIGNATURES	9

                                                     TELCOBLUE, INC.
                                                      BALANCE SHEET
                                                    SEPTEMBER 30, 2005
                                                       (UNAUDITED)

                                                                   As of                  As of
                                                            September 30, 2005      December 31, 2004

                                     ASSETS

Current assets

                                                           $                       $
   Accounts receivable, net                                          --                      3,995
                                                           ---------------------   --------------------
    Total current assets                                             --                      3,995
                                                           ---------------------   --------------------

Fixed assets, net                                                  232,465                 267,903
                                                           ---------------------   --------------------

                                                           $                       $
Total assets                                                       232,465                 271,898
                                                           =====================   ====================

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities

                                                            $                      $
   Bank overdraft                                                   17,923                   9,343
   Accounts payable and accrued liabilities                        757,836                 866,927
   Loans payable - current portion                                   1,225                   1,225
   Due to related parties                                          508,984                 289,737
   Other liabilities                                               472,500                 472,500
                                                           ---------------------   --------------------

Total current liabilities                                        1,758,468               1,639,732

Long-term liabilities

   Loans payable - long-term portion                               427,060                 427,060
                                                           ---------------------   --------------------

Total liabilities                                                2,185,528               2,066,792

Stockholders' deficit
   Common stock; $0.001 par value; 75,000,000 shares authorized
      37,661,075 shares issued and outstanding                      37,661                  37,661
   Additional paid-in capital                                      622,079                 622,079
   Accumulated deficit                                         (2,612,803)             (2,454,634)
                                                           ---------------------   --------------------
     Total stockholders' deficit                               (1,953,063)             (1,794,894)
                                                           ---------------------   --------------------
Total liabilities and stockholders deficit                      $ 232,465                 $271,898
                                                           =====================   ====================

                                 See Accompanying Notes to Condensed Financial Statements
                                                          F - 1

                                                      TELCOBLUE, INC
                                                 STATEMENTS OF OPERATIONS
                                                       (UNAUDITED)

                                 For the nine months    For the nine months    For the three months   For the three months
                                        Ended                  Ended                  Ended                  Ended
                                 September 30, 2005     September 30, 2004     September 30, 2005     September 30, 2004
                                 --------------------   --------------------   --------------------   -------------------

Revenues                         $            --        $         195,725      $            --        $            548

Cost of revenues                              --                   59,193                   --                      --
                                 --------------------   --------------------   --------------------   -------------------

   Gross profit                               --                  136,532                   --                     548

Operating expenses
   Selling, general and
   administrative                         272,759                 734,770               109,326                135,112
                                 --------------------   --------------------   --------------------   -------------------
   Total operating expenses               272,759                 734,770                109,326               135,112
                                 --------------------   --------------------   --------------------   -------------------

   Loss from operations                  (272,759)              (598,238)              (109,326)              (134,564)

Other income (expense)
   Other income                           140,507                    --                  140,507                   --
   Interest expense                       (25,917)               (20,406)               (25,917)               (9,414)
   Other expense                              --                    (552)                   --                     --
                                 --------------------   --------------------   --------------------   -------------------
      Total other income
      (expense)                           114,590                (20,958)                114,590                (9,414)
                                 --------------------   --------------------   --------------------   -------------------

Net Income (Loss) Before Income
Taxes                                    (158,169)              (619,196)                  5,264              (143,978)

Provision for Income Taxes                    --                     --                     --                     --
                                 --------------------   --------------------   --------------------   -------------------

Net Income (Loss)                 $      (158,169)      $       (619,196)      $           5,264      $       (143,978)
                                 ====================   ====================   ====================   ===================

Basic and diluted loss per
common share                      $         (0.00)      $          (0.02)      $            0.00      $          (0.00)
                                 ====================   ====================   ====================   ===================

Basic and diluted weighted average common
    shares outstanding                  37,661,075            34,237,682              37,661,075             35,558,383
                                 ====================   ====================   ====================   ===================

                                 See Accompanying Notes to Condensed Financial Statements
                                                          F - 2

                                                     TELCOBLUE, INC.
                                                 STATEMENTS OF CASH FLOWS
                                                       (UNAUDITED)
                                                 For the nine months    For the nine months
                                                        Ended                   Ended
                                                 September 30, 2005      September 30, 2004
                                                ----------------------  ---------------------
Cash flows from operating activities:
   Net loss                                      $      (158,169)        $      (619,196)
   Adjustments to reconcile net loss to net
    cash used by operating activities:
     Depreciation                                         35,438                  37,419
   Changes in operating assets and liabilities:
     Change in accounts receivable, net                    3,995                 100,338
     Change in inventory                                    --                    53,574
     Change in bank overdraft                              8,580                 (14,867)
     Change in accounts payable and accrued
             liabilities                                (109,091)                 78,898
     Change in other liabilities                            --                    64,542
                                                ----------------------  ---------------------
        Net cash (used) by operating activities        (219,247)               (299,292)

Cash flows from investing activities:
   Purchase of fixed assets                                 --                      (207)
   Change in due from related parties                    219,247                       -
                                                ----------------------  ---------------------
        Net cash provided (used) by investing
        activities                                       219,247                    (207)

Cash flows from financing activities:
   Change in due to related parties                         --                    90,759
   Proceeds from issuance of common stock                   --                    36,661
   Change in additional paid in capital                     --                   172,079
   Proceeds from borrowings on notes payable                --                        --
                                                ----------------------  ---------------------
        Net cash provided by financing
        activities                                          --                   299,499
                                                ----------------------  ---------------------

Net change in cash                                          --                        --

Cash, beginning of period                                   --                        --
                                                ----------------------  ---------------------

Cash, end of period                              $          --           $            --
                                                ======================  =====================

Supplemental disclosure of cash flow information:

   Cash paid for interest                        $          220          $        20,405
                                                ======================  =====================

                                 See Accompanying Notes to Condensed Financial Statements
                                                          F - 3

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

     The interim financial statements present the condensed balance sheet, statements of operations, member deficit and cash flows of telcoBlue, Inc.  The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

     The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of  September 30, 2005 and the results of operations presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

2.   SIGNIFICANT ACCOUNTING POLICIES

     Use of estimates; The preparation of unaudited financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

3.   GOING CONCERN

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred cumulative net losses of approximately $2,612,803 since its inception and requires capital for its contemplated
                                                             F -4

     operational and marketing activities to take place. As of September 30, 2005, the Company's liabilities exceed its assets by approximately $1,900,000. The company's ability to raise additional capital through the future issuances of the common stock is unknown. In addition, the Company historically has relied on closely-held related parties for capital. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations.  The ability to successfully resolve these factors raise substantial doubt the Company's ability to continue as a going concern.  The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

4.    RELATED PARTY TRANSACTIONS

     On September 20, 2005, Plasticon International, Inc., a Wyoming corporation, (formally Wicklund Holding Company
     (WHC)), forgave a debt of $140,507 owed to WHC by telco Blue, Inc.  James N. Turek, the President and CFO of
     telcoBlue, Inc. is also the President of Plasticon International, Inc. and WHC.  The result is an addition to other income in the amount of $140,507 for the period.

                                                          F - 5

Item 2. MANAGEMENT’S DISCUSSION FOR ANALAYSIS OR PLAN OF OPERATION

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

Other than what has been disclosed herein and in the year end report for year 2005, filed on June 9, 2005, the Company is not aware of any immediate circumstances or trends which would have a negative impact upon future sales or earnings. There have been no material fluctuations in the standard seasonal variations of the Company business. The accompanying financial statements include all adjustments, which in the opinion of management are necessary in order to make the financial statements not misleading.

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

The company's founder, Mr. Oliver Gross, was born in Takay, Hungary, in 1875 and came to the United States in 1889. In 1898 Mr. Gross was joined by two brothers in a company called, "The

Western Photo and View Company". Touring the West and South, they would arrive into town, pitch a tent, and begin to photograph (with flash powder) the people, stores, and plants of the community. One of their stops was Toledo, Ohio, where they decided to stay. They eventually formed the basis of Gross Manufacturing Corporation. The original business was photographic supply items. One item, which they purchased, from an eastern film, was card mounts, which were used to serve as a support for photographers' pictures. Because the supply became irregular, Mr. Gross bought some presses and started to make his own card mounts. This card mount business developed into more elaborate presentations now used by professional photographers worldwide.

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

I.	CAPITAL RESOURCES AND LIQUIDITY

During the quarter ended September 30, 2005, there were no issuances of the Company's common stock.

II.	RESULTS OF OPERATIONS

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred operating losses of $135,243 after subtracting the cancellation of indebtedness of $140,507, for the three month period ended September 30, 2005, or, ($0.00) per share (basic and diluted) on no revenues compared to a loss of ($143,978) for the third quarter ended September 30, 2004. The loss in the third quarter of 2005 can be contributed to the fact the Company had no revenues yet still had administrative expenses. The Company incurred a net loss for the nine month period ended September 30, 2005 of $158,169 on no revenues, as opposed to a net loss of $619,196 for the same period ended 2004 on revenues of $195,275. The disparity in the losses between 2004 and 2005 may be attributed to in part, because of the lack of business activity in the year 2005 to date. As a result of Plasticon International, Inc., a Wyoming corporation, (formally Wicklund Holding Company (“WHC”)), forgiving a debt of $140,507. owed to WHC by telco Blue, Inc., the Company had a net income of $5,264 for the third quarter 2005. In addition, during the period ended September 30, 2005, the Company has used cash in the amount of $219,247 in its operating activities. The total liabilities and stockholder's deficit for the quarter ended September, 2005 was $232,465. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company has devoted no efforts in the further development and marketing of products since the first of this year. The Company's ability to continue as a going concern is dependent upon (i) raising additional capital to fund operations (ii) the further development of its products and, (iii) ultimately the achievement of profitable operations. Management is currently contemplating several additional financing sources to fund operations until profitability can be achieved. However, there can be no assurance that additional financing can be obtained on conditions considered by management to be reasonable and appropriate, if at all. The financial statements do not include any adjustments that might arise as a result of this uncertainty.

The Company is uncertain whether current financing commitments will provide enough working capital to fund operations until profitability is achieved, and may have to pursue additional financing sources during the current year. The financial statements do not include any adjustments that might arise as a result of this uncertainty.

During the third quarter ended September 30, 2005, the Company’s common stock was thinly traded and often under $.01. One may construe this as a cautionary indication of the Company’s ability to continue as a going concern. During the third quarter ended September 30, 2005, and since, the Company has sought viable merger and/or acquisition candidates.

Subsequent to September 30, 2005, the Company has been in on-going discussions regarding the acquisition of ATG Sports Industries, Inc. No formal letter of intent has been executed to date, and the discussions are on-going.

III.	RELATED PARTY TRANSACTIONS

As of September 30, 2005, telcoBlue, Inc.’s liabilities exceeded its assets by approximately $1,900,000. On September 20, 2005, Plasticon International, Inc., a Wyoming corporation, (formally Wicklund Holding Company (“WHC”)), forgave a debt of $140,507 owed to WHC by telco Blue, Inc. James N. Turek, the President and CFO of telcoBlue, Inc. is also the President of Plasticon International, Inc. and WHC. During the period ended September 30, 2005, the Company has used cash in the amount of $219,247 in its operating activities. These monies were lent to the Company by LexReal, LLC, a Kentucky formed LLC, of which James N. Turek is the Operating Manager.

ITEM 3. CONTROLS AND PROCEDURES.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer who is James N. Turek, and Chief Financial Officer, who is also, James N. Turek, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of September 30, 2005. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On February 11th, 2004, Creative Containers filed suit against "Telco Blue, Inc." (sic), in Case No. 2004-631, in the 120th Judicial District Court in and for El Paso County, Texas on sworn pleadings for unpaid invoices for goods delivered. Telco Blue did not appear and wholly defaulted. Creative Containers was awarded a judgment against Telco Blue on April 30th, 2004, in the amount of $8,158, plus attorneys fees in the amount of $1,500. The judgment accrues interest at the rate of 10% per annum. Creative Contains is currently seeking post-judgment enforcement, to include a hearing for turnover relief. On January 31, 2005, a settlement regarding the debt was reached between the parties in the amount of $3,000, relieving the corporation from any and all indebtedness to Creative Containers

On December 23rd, 2003, Philip Moseman filed suit against Mid-America, GMB, Ltd., and Mid-America Photographics of Kansas, Inc., in the 327th Judicial District Court, in and for El Paso

County, Texas, seeking damages from alleged breaches of employment agreements. Moseman later amended his suit to include "Telco Blue, Inc." (sic) as a party defendant. Moseman had originally been hired by the two predecessor Mid-America employers and claims that his employment agreement with Mid-America had carried over to his new employer, Promotional Containers Manufacturing, Inc. (PCM). He claims that Telco Blue, Inc., by merger, has stepped into the shoes of PCM and is thus liable. The matter is still pending.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Number Description

--------------------------

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 20th day of December, 2005.

telcoBlue, Inc.

-----------------------------------

/s/ James N. Turek, Sr., President,

CEO & CFO