Form 10-Q
period 2006-03-31
TELCOBLUE INC
filed 2006-05-16
CIK 1123219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006.

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from _____________ to _______________.

Commission file number: 011-16099

---------------

telcoBlue, Inc.

---------------

(Name of Small Business Issuer in its Charter)

Delaware	43-1798970
-----------	--------------------
(State of Incorporation)	(I.R.S. Employer
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

Yes ☒ No ☐

Indicate by check mark whether the small business issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 31, 2006, the number of the Company's shares of par value $.001 common stock outstanding was 37,661,075.

Transitional Small Business Disclosure format (check one): Yes ☐	No ☒

TABLE OF CONTENTS

Page

PART I

1.	CONDENSED FINANCIAL STATEMENTS

telcoBlue, Inc. Condensed Consolidated
Balance Sheets (Unaudited)	F-1

telcoBlue, Inc. Condensed Consolidated
Statements of Operations (Unaudited)	F-2

telcoBlue, Inc. Condensed Consolidated
Statement of Stockholders’ Deficit (Unaudited)	F-3

telcoBlue, Inc. Condensed Consolidated
Statements of Cash Flows (Unaudited)	F-4

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

OR PLAN OF OPERATION	3

PART II

ITEM 1. LEGAL PROCEEDINGS	6

ITEM 2. CHANGES IN SECURITIES	6

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	6

ITEM 4. SUBMISSION TO A VOTE OF SECURITY HOLDERS	6

ITEM 5. OTHER	7

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	7

SIGNATURES	8

Item 1.	CONDENSED FINANCIAL STATEMENTS

TELCOBLUE, INC.

Balance Sheet

March 31, 2006 and December 31, 2005

(Unaudited)

	2006	2005
Assets
Current assets:
Accounts receivable, net	$ -	$ -
Total current assets	-	-
Fixed assets, net	208,839	220,652
Total assets	$208,839	$220,652

Liabilities and Stockholders' Deficit
Current liabilities:
Bank overdraft	$17,311	$314
Accounts payable and accrued liabilities	100,528	81,889
Other liabilities	472,500	472,500
Total current liabilities	590,339	554,703

Stockholders' deficit:
Common stock; $0.001 par value; 75,000,000 shares authorized, 37,661,075 shares issued and outstanding	37,661	37,661
Additional paid-in capital	622,079	622,079
Accumulated deficit	-1,041,240	-993,791

Total stockholders' deficit	-381,500	-334,051
Total liabilities and stockholders' deficit	$208,839	$220,652

TELCOBLUE, INC.

Statement of Operations

Periods ended March 31, 2006 and 2005

	2006	2005
	(Unaudited)
Revenues	$ -	$ -
Cost of revenues	-	-
Gross profit	-	-
Operating expenses:
Selling, general and administrative expenses	138,930	56,830
Total operating expenses	138,930	56,830
Loss from operations	-138,930	-56,830
Other income (expenses):
Other income	91,481	-
Interest expense	-	-
Other income	91,481	-
Net loss before income tax provision	-47,449	-56,830
Provision for income taxes	-	-
Net loss	($47,449)	($56,830.00)
Basic and diluted loss per common share	$0.00	$0.00
Basic and diluted weighted average share common shares outstanding	37,661,075	37,661,075

TELCOBLUE, INC.

Statement of Stockholders' Deficit

Period ended March 31, 2006

(Unaudited)

	Common Stock		Additional Paid-in-Capital	Accumulated	Total Stockholders' Deficit
	Shares Amount			Deficit
Balance, December 31, 2005	37,661,075	37,661	622,079	-993,791	-334,051
Net loss	-	-	-	-47,449	-47,449
Balance, March 31, 2006	37,661,075	$37,661	$622,079	($1,041,240)	($381,500)

TELCOBLUE, INC.

Statement of Cash Flows

Periods ended March 31, 2006 and 2005

	2006	2005
	(Unaudited)
Cash flows from operating activities:
Net loss	($47,449)	($56,830)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,813	11,813
Forgiveness of debt and accounts payable	-91,481	-
Increase (decrease) in cash due to changes in:
Accounts receivable, net	-	3,995
Accounts payable and accrued liabilities	110,120	27,077
Net cash used in operating activities	-16,997	-13,945
Cash flows from financing activities:
Change in bank overdraft	16,997	13,945
Net cash provided by financing activities	16,997	13,945
Net change in cash	-	-
Cash, beginning of year	-	-
Cash, end of year	$ -	$ -

TELCOBLUE, INC.

Notes to the Financial Statements

(Unaudited)

1.	Description of Organization

The accompanying unaudited financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The interim statements should be read in conjunction with the 2005 annual Company financial statements.

The interim financial statements present the condensed balance sheet, statements of operations, stockholders' deficit and cash flows of TelcoBlue, Inc. (the "Company"). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2006 and the results of operations presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of approximately $1,041,000 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of the common stock is unknown. In addition, the Company historically has relied on closely-held related parties for capital. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

3.	Related Party Transactions

As of March 31, 2006, related party advances totaling $80,000 were made to the Company and represent advances from a business entity in which the Company’s Chief Executive Officer has an ownership interest. These advances were forgiven as of March 31, 2006. This forgiveness of debt has been included as other income in the statement of operations.

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

During the quarter ended March 31, 2006, there were no issuances of the Company's common stock.

II.	RESULTS OF OPERATIONS

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred a net loss of $47,449 for the three month period ended March 31, 2006, or, ($0.00) per share (basic and diluted) on no revenues compared to a loss of ($56,830) for the first quarter ended March 31, 2005. The loss in the first quarter of 2006 can be contributed to the fact the Company had no revenues yet still had administrative expenses. During the period ended March 31, 2006, the Company has used cash in the amount of $138,930 in its operating activities as opposed to $56,830. The total liabilities and stockholder's deficit for the quarter ended March 31, 2006 was ($208,839) as opposed to ($220,652). These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

During the first quarter ended March 31, 2006, the Company’s common stock was thinly traded and often under $.01. One may construe this as a cautionary indication of the Company’s ability to continue as a going concern. During the first quarter ended March 31, 2006, and since, the Company has sought viable merger and/or acquisition candidates.

The Company has been in on-going discussions regarding the acquisition of ATG Sports Industries, Inc. but no formal letter of intent has been executed to date, and the discussions are on-going.

III.	RELATED PARTY TRANSACTIONS

During the period ended March 31, 2006, the Company has used cash in the amount of $138,930 in its operating activities. An advance of $80,000 was made to the company by LexReal, LLC, a Kentucky formed LLC, of which James N. Turek, the President of telcoBlue, Inc., is the Operating Manager. On March 31, 2006, Mr. Turek forgave the aforementioned $80,000 advance to telcoBlue, Inc.

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

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of March 31, 2006. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 15th day of May, 2006

telcoBlue, Inc.

-----------------------------------

/s/ James N. Turek, Sr., President,

CEO & CFO