Form 10KSB
period 2005-12-31
TELCOBLUE INC
filed 2007-01-17
CIK 1123219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2005

Commission file number: 001-16099

TelcoBlue, Inc.

----------------------------------------------------------------------------------------------------------------------

(Exact Name of Small Business Issuer as specified in its charter)

Delaware	43-1798970
---------------------------	-------------------------
(State of Incorporation)	(IRS Employer File Number)

3288 Eagle View Lane #290, Lexington, KY 40517
---------------------------------------------------------------
James N. Turek
--------------------------
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

Value $0.001 Per Share

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Indicate by check mark whether the Registrant(1)has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES | | NO |x|

The number of shares of Registrant's Common Stock outstanding on December 31, 2005, was 38,743,986 shares.

The Registrant's had no revenues for the year ended December 31, 2005.

TABLE OF CONTENTS

PART I

PAGE
-------

ITEM 1.	DESCRIPTION OF BUSINESS	3

ITEM 2.	DESCRIPTION OF PROPERTY	4

ITEM 3.	LEGAL PROCEEDINGS	4

ITEM 4.	SUBMISSION OF MATTERS	5

TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED	5
STOCKHOLDER MATTERS

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS	3

OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

ITEM 7.	FINANCIAL STATEMENTS	7

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH	7

ACCOUNTANTS

ITEM 8.A.	CONTROLS AND PROCEDURES	7

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS	7

AND CONTROL PERSONS; COMPLIANCE WITH

SECTION 16(a) OF THE EXCHANGE ACT

ITEM 10.	EXECUTIVE COMPENSATION	8

ITEM 11.	SECURITY OWNERSHIP OF BENEFICIAL OWNERS	9

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	9

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K	9

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	9

SIGNATURES	10

PART I

----------

Item 1 and Item 6. Description of Business and Managements Discussion and Analysis.

The following discussion and analysis should be read in conjunction with TelcoBlue's financial statements and notes thereto included elsewhere in this Form 10-KSB.

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

On January 22, 2004, TelcoBlue, Inc. acquired all the issued and outstanding stock of Promotional Containers Manufacturing, Inc. ("PCM"), a private Nevada company in exchange for 28,700,000 shares of TelcoBlue, Inc. ("TELCO") common stock through a tax-free stock exchange, the terms and conditions set forth in an Agreement and Plan of Reorganization ("Agreement and Reorganization"). The company presently trades on the Over the Counter Bulletin Board stock exchange under the symbol, "TBLU". ( Promotional Containers Manufacturing, Inc. was incorporated under the laws of Nevada on January 24, 2003 with authorized common stock of 75,000,000 with a par value of $0.001.)

In the spring of 2003, PCM acquired the assets of GMB in El Paso, Texas, whose product offerings ranged from photomounts and other related paper packaging items to padded folios, wedding albums and baby albums.

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

In 2005, the Company’s intention was to re-structure its manufacturing process, digitizing its operations in order to become competitive with similar businesses. Funds to enact these changes did not materialize. As a consequence, we conducted no business in the year 2005. We will continue to seek funding from viable sources which would help the company accomplish this change-over.

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

The Company had $0 revenues from continuing operations for the twelve months ended December 31, 2005. For the twelve months ended December 31, 2005, the Company incurred a net loss from continuing operations of $289,882.

As of December 31, 2005, the Company had an accumulated deficit of $2,208,252 negative working capital of $1,317,049, The Company expects to continue to incur significant losses and negative cash flows from operating activities through at least December 31, 2006, primarily due to the company’’s inability to generate revenues sufficient to finance its operations.

These factors, as well as the risk factors set out elsewhere in the Company's financial statements raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management intends to continue operations through the issuance of equity. There can be no assurance that management’s plans will be successful.

Definition of fiscal year - The Company's fiscal year end is December 31.

Item 2. Description of Property.

TelcoBlue offices at 3288 Eagle View Lane, #290, Lexington, KY 40509. On February 13, 2006, we entered into a lease through 2010 for $2391.33/mo. In August 2006, we extended our lease at 2111 Wyoming St., El Paso, Texas, for $8437.50 through 8/31/2007.

Item 3. Legal Proceedings.

On February 11, 2004, Creative Containers filed suit against "TelcoBlue, Inc." (sic), in Case No. 2004-631, in the 120th Judicial District Court in and for El Paso County, Texas on sworn pleadings for unpaid invoices for goods delivered. Telcolue did not appear and wholly defaulted. Creative Containers was awarded a judgment against TelcoBlue on April 30th, 2004, in the amount of $8,158, plus attorneys fees in the amount of $1,500.

The judgment accrues interest at the rate of 10% per annum. Creative Contains is currently seeking post-

judgment enforcement, to include a hearing for turnover relief. On January 31, 2005, a settlement regarding the debt was reached between the parties in the amount of $3,000, relieving the corporation from any and all indebtedness to Creative Containers

On December 23, 2003, Philip Moseman filed suit against Mid-America, GMB, Ltd., and Mid-America Photographics of Kansas, Inc., in the 327th Judicial District Court, in and for El Paso County, Texas, seeking damages from alleged breaches of employment agreements. Moseman later amended his suit to include "TelcoBlue, Inc." (sic) as a party defendant. Moseman had originally been hired by the two predecessor Mid-America employers and claimed that his employment agreement with Mid-America had carried over to his new employer, Promotional Containers Manufacturing, Inc. (PCM). He claimed that TelcoBlue, Inc., by merger, stepped into the shoes of PCM and is thus was liable. On June 15, 2006, the parties settled the matter in full and the case was dismissed with prejudice.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Market for Common Equity and Related Stockholder Matters.

a. Market Information. TelcoBlue's shares are presently listed on Pinks sheets web page at www.pinksheets.com, under the symbol, "TLCB". The following table shows the high and low bid reported to TelcoBlue by the OTC Bulletin Board when the company was trading on the OTCBB at the year ended December 31, 2005. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

High Bid	Low Bid
-------------	------------
Quarter ending March 31, 2005	.07	.07
Quarter ending June 30, 2005	.039	.03
Quarter ending September 30, 2005	.011	.011
Quarter ending December 31, 2005	.011	.011

b. TelcoBlue has 198 shareholders of record as of December 31, 2005.

c. TelcoBlue has never declared or paid any dividends, and although there are no restrictions limiting its ability to do so, it is unlikely to pay any dividends in the foreseeable future.

Capital Resources and Liquidity

During 2004, the Company was repaid approximately $795,000 of amounts loaned to Plasticon. The repayment was in the form of shares of common stock of Plasticon. In 2004, the Company issued these shares of common stock of Plasticon to certain individuals in satisfaction of notes payable approximating $795,000 which represented 65% of the original principal balance (the remaining 35% of these notes payable remain outstanding as of December 31, 2004 and are listed below.

Promissory note payable to an individual, unsecured;
with semi-annual interest payments at 8%, maturing March 2009	$225,672

Promissory note payable to an individual, unsecured;
with semi-annual interest payments at 9.6%, maturing March 2008	68,646

Promissory note payable to an individual, unsecured;
with quarterly	interest payments at 6%, maturing January 2009	63,057

Promissory note payable to an individual, unsecured;
with quarterly	interest payments at 6%, maturing September 2004
(past due maturity	1,225

Promissory note payable to an individual, unsecured;
with semi-annual interest payments at 10%, maturing January 2011	69,685

_________

$428,285

Less current portion	(1,225)
_________
$427,060
========

Effective January 1, 2005 these notes payable were converted to 4,758,725 shares of subscribed common stock. As of December 31, 2004, these notes had accrued interest of $82,920. Effective January 1, 2005, this accrued interest was forgiven. This forgiveness of debt has been included as other income in the statement of operations.

Results of Operations

For the year ended December 31, 2005, TelcoBlue had $0.00 revenues as opposed to $195,457 for the year ended 2004. Net loss for the year ended December 31, 2005 was $(246,382) and the basic and diluted income per share was $(0.01) as opposed to $(1,026,127) for the year ended 2004 when the basic loss per share was $(0.03). The Company had general and administrative expenses of $289,282 for the year ended December 31, 2005 as opposed to $985,476 for the year ended 2004. During 2005, the Company entered into settlement agreements with various vendors that resulted in the reduction of its accounts payable of $312,837. This forgiveness of debt has been included as other income in the statement of operations.

Our "Total Liabilities and Stockholder's Equity" for year ending 2005 was $244,482 as opposed to $271,898 for year ended 2004.

We do not expect to purchase or sell any significant equipment, engage in product research or development and do not expect any significant changes in the number of employees.

We believe that our existing capital will not be sufficient to meet our cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended. Even with the merger of PCM, we anticipate that our existing capital will not be sufficient to allow us to expand the PCM operations. Any required cash flows will most likely be supplied by officers.

Item 7. Financial Statements

The Financial Statements required by this Item is attached hereto at the end of this report on page F-1 through F-13 and is hereby incorporated by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On October 21, 2005 we engaged Mendoza Berger & Company, LLP, to prepare our audit of the annual financial statements for the year ended December 31, 2005.

Item 8A.	Controls and Procedures

Evaluation of TelcoBlue's Disclosure Controls. James N. Turek, our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of TelcoBlue's disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report (the "Evaluation Date"). They have concluded that, as of the

Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to TelcoBlue would be made known to them by others within those entities and would be disclosed on a timely basis.

Changes in internal control over financial reporting. As of the end of the period covered by this annual report, there were no changes in TelcoBlue's internal control over financial reporting that occurred during the period covered by this annual report that have materially affected or are reasonably likely to materially affect TelcoBlue's internal control over financial reporting.

Limitations on the effectiveness of controls. TelcoBlue's management, James N. Turek and James Bonn (the company’s Secretary), do not expect that TelcoBlue's disclosure controls and procedures will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Officers and Directors

The following chart sets forth information on our officers and directors as of December 31, 2005:

Name	Age	Title
--------	----	-----------------------
James N. Turek	61	CEO, CFO & Director
James Bonn	75	Secretary

Our Bylaws require that we have a minimum of one director. Directors are elected at our annual meeting to be held on the 6th of November. Directors shall serve until their successors are duly elected or appointed. A vacancy on the Board of Directors may be filled by a majority vote of the remaining directors.

Identify Significant Employees

As of the date of this annual report, TelcoBlue has no persons that are expected to make significant contributions to the operations of TelcoBlue.

Item 10. Executive Compensation.

SUMMARY COMPENSATION TABLE

Annual	Long Term
Compensation	Compensation
-----------------------------------------------------
Name and principal position	Year	Salary	Bonus

James N. Turek, President & CFO	2005	0	0
James Bonn	2005	0	0

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information as of December 31, 2005, regarding the ownership of TelcoBlue's common stock by each shareholder known to TelcoBlue to be the beneficial owner of more than five percent of its outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

NAME	AMOUNT OF COMMON STOCK	PERCENT OF COMMON STOCK
BENEFICIALLY OWNED	BENEFICIALLY OWNED

--------------------------------------------------------------------------------------------------------------------

James N. Turek 28,500,000	73.5%

Item 12. Certain Relationship and Related Transactions.

On September 20, 2005, Plasticon International, Inc., a Wyoming corporation, (formally Wicklund Holding Company), forgave a debt of $140,507 owed to WHC by telco Blue, Inc. James N. Turek, the President and CFO of TelcoBlue, Inc. is also the President of Plasticon International, Inc. and WHC. The result is an addition to other income in the amount of $140,507 for the period.

During the normal course of business, Lexreal Co, LLC paid for goods and services for the benefit of the Company. Lexreal Co, LLC is owned by James N. Turek, Sr. the Company’s president and majority shareholder. The Company has reflected an amount due to Lexreal Co, LLC for the years ended December 31, 2005 and 2004 in the amount of $595,870 and $214,749.

On September 30, 2004, the company received advances from Promotional Containers, Inc. a Nevada corporation which specified that the note could be demanded by Promotional Containers, Inc. and that annual interest rate would be zero (0%) percent. Promotional Containers, Inc. is owned by James N. Turek, Sr., the

Company’s president and majority shareholder. The Company has reflected an amount due to Promotional Containers, Inc. for the years ended December 31, 2005 and 2004 in the amount of $74,988, respectively.

Other Liabilities:

During the year ended December 31, 2004 the company incurred liabilities totaling $472,500 for various consulting and legal services for which it provided the opportunity for the parties providing the services to receive 6,750,000 shares of common stock at a weighted average share price of $0.07. The Company has reflected an amount due to parties providing the various consulting and legal services for the years ended December 31, 2005 and 2004 in the amount of $472,500, respectively.

Item 13. Exhibits and Reports on Form 8-K

There were no reports filed on Form 8-K for the year 2005.

ITEM 14. Principal Accountant Fees and Services

For services rendered during the year 2005, the Company's auditors, Mendoza Berger & Company, LLP, charged the Company $42,405.25.

There is no audit committee.

TELCOBLUE, INC.

Financial Statements

Years Ended December 31, 2005 and 2004

C O N T E N T S

Pages

Financial Statements:

Balance Sheet	1

Statement of Operations	2

Statement of Stockholders’ Deficit	3

Statement of Cash Flows	4-5

Notes to Financial Statements	6-12

TELCOBLUE, INC.

Balance Sheet

December 31, 2005 and 2004

	2005	2004
ASSETS

Current assets
Accounts receivable, net	$ --	$ 3,995
Due from related party	23,830	--

Total current assets	23,830	3,995

Fixed assets, net	220,652	267,903

Total assets	$ 244,482	$ 271,898

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank overdraft	$ 314	$ 9,343
Accounts payable and accrued liabilities	197,207	866,927
Current portion of notes payable	--	1,225
Due to related parties	670,858	289,737
Other liabilities	472,500	472,500
Total current liabilities	1,340,879	1,639,732

Long-term liabilities:
Notes payable, net of current portion	--	427,060

Total liabilities, commitments and contingencies	1,340,879	2,066,792

Stockholders' deficit
Common stock; $0.001 par value; 75,000,000 shares authorized,
38,743,986 and 37,661,075 shares issued and outstanding as of
December 31, 2005 and 2004, repectively	38,744	37,661
Additional paid-in capital	644,826	622,079
Common stock subscribed, 4,758,725 shares	428,285	--
Accumulated deficit	(2,208,252)	(2,454,634)

Total stockholders' deficit	(1,096,397)	(1,794,894)

Total liabilities and stockholders deficit	$ 244,482	$ 271,898

The accompanying notes are an integral part of these financial statements

TELCOBLUE, INC.

Statement of Operations

For the years ended December 31, 2005 and 2004

	2005	2004

Revenues	$ --	$ 195,457
Cost of revenues	--	126,531

Gross profit	--	68,926

Operating expenses
Selling, general and administrative	289,882	985,476

Total operating expenses	289,882	985,476

Loss from operations	(289,882)	(916,550)

Other income (expenses):
Forgiveness of debt	536,264	--
Interest expense	--	(108,157)
Other expense	--	(1,420)
Other income (expenses)	536,264	(109,577)

Net income (loss) before income taxes	246,382	(1,026,127)

Provision for income taxes	--	--

Net income (loss)	$ 246,382	$ (1,026,127)

Basic and diluted income (loss) per common share	$ 0.01	$ (0.03)

Basic and diluted weighted average common
shares outstanding	37,796,439	36,273,277

The accompanying notes are an integral part of these financial statements

TELCOBLUE, INC.

Statement of Stockholders' Deficit

For the years ended December 31, 2005 and 2004

				Common
			Additional	Stock		Total
	Common Stock		Paid-in-	Subscribed,	Accumulated	Stockholders'
	Shares	Amount	Capital	Not Issued	Deficit	Deficit

Balance, December31, 2003 (as
restated)	287,000,000	$ 28,700	$ 422,300	$ -	$ (1,428,507)	$ (977,507)

Issuance of common stock for
acquisition of TelcoBlue, Inc.	5,482,075	5,482	(5,482)	-	-

Issuance of common stock for
accounts payable	3,479,000	3,479	205,261	-	-

Net loss	-	-	-	-	(1,026,127)

Balance, December 31, 2004	37,661,075	37,661	622,079	-	(2,454,634)	(1,794,894)

Issuance of common stock for cash	1,098,088	1,098	22,747	-	-	23,845

Cancellation of common stock	(15,177)	(15)	-	-	-	(15)

Shares subscribed, not issued,
4,758,725 shares (Note 6)	-	-	-	428,285	-	428,285

Net income	-	-	-	-	246,382	246,382

Balance, December 31, 2005	38,743,986	$ 38,744	$ 644,826	$ 428,285	$ (2,208,252)	$ (1,096,397)

The accompanying notes are an integral part of these financial statements

TELCOBLUE, INC.

Statement of Cash Flows

For the years ended December 31, 2005 and 2004

	2005	2004
Cash flows from operating activities:
Net income (loss)	$ 246,382	$ (1,026,127)
Adjustments to reconcile net income (loss) to net cash used
in operating activities
Depreciation	47,251	50,962
Bad debt expense	704	13,782
Forgiveness of debt	(536,264)	--
Write-off of inventory	--	87,782
Write-off of fixed assets	--	14,785
Increase (decrease) in cash due to changes in
Accounts receivable, net	3,291	89,741
Accounts payable and accrued liabilities	(133,456)	564,499
Other liabilities	--	(75,577)

Net cash used in operating activities	(512,599)	280,153

Cash flows from investing activities:
Purchase of fixed assets	--	(207)
Net cash used by investing activities	--	(207)

Cash flows from financing activities:
Change in bank overdraft	(9,029)	9,377
Change in due to/from related party	381,121	289,737

Net cash provided by financing activities	512,599	280,360
Net change in cash	--	--

Cash, beginning of period	--	--

Cash, end of year	$ --	$ --

Supplemental disclosure of cash flow information:

Noncash investing and financing transactions

Issuance of 3,749,000 shares to satisfy accounts payable	$ --	$ 208,470
including interest of $9,414

Conversion of promissory notes payable to 4758,725
shares of subscribed common stock (Note 6).	428,285	--

Issuance of common stock to private investors whose
funds were collected by a related party	28,830	--

The accompanying notes are an integral part of these financial statements

TELCOBLUE, INC.

Notes to the Financial Statements

1.	Description of Organization

General - TelcoBlue, Inc. (the "Company" or "TBLU"), a Nevada corporation, is a professional photo packaging operation, specializing in wedding albums, baby albums and photo mounts.

History – On December 30, 2003, the Company consummated an agreement to acquire all of the outstanding capital stock of Promotional Containers Manufacturing, Inc., in exchange for 28,700,000 shares of the Company’s common stock (“TBLU Transaction”). Prior to the TBLU Transaction, TBLU was a non-operating public company with no operation, nominal assets and 5,482,075 shares of common stock issued and outstanding; and Promotional Containers Manufacturing, Inc. was a professional photo packaging operation, specializing in wedding albums, baby albums and photo mounts. The TBLU Transaction is considered to be a capital transaction in substance, rather than a business combination. Inasmuch, the TBLU Transaction is equivalent to the issuance of stock by Promotional Containers Manufacturing, Inc. for the net monetary assets of a non-operational public company (TBLU), accompanied by a recapitalization. TBLU issued 28,700,000 shares of its common stock for all of the issued and outstanding common stock of Promotional Containers Manufacturing, Inc. The accounting for the TBLU Transaction is identical to that resulting from a reverse acquisition, except goodwill or other intangible assets will not be recorded. Accordingly, these financial statements are the historical financial statements of Promotional Containers Manufacturing, Inc. Promotional Containers Manufacturing, Inc. was incorporated on January 24, 2003. Therefore, these financial statements reflect activities from January 24, 2003 (Date of Inception for Promotional Containers Manufacturing, Inc.) and forward.

On December 10, 2003 prior to the TBLU Transaction, Promotional Containers Manufacturing, Inc. purchased the assets of Show Me Ink, LLC, an entity owned by the Company’s Chief Executive Officer and majority stockholder in exchange for $450,000, which was contributed by the Chief Executive Officer to the Company. In addition, the Company forgave debt owed by Show Me Ink, LLC totaling $793,134.

2.	Summary of Significant Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. The following is a summary of the significant accounting policies followed by the Company in the preparation of its financial statements.

2.	Summary of Significant Accounting Policies, continued

Fixed Assets

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

Revenue and Expense Recognition

Revenues are recorded upon shipment of products to customers. Costs and expenses are recognized during the period in which they are incurred.

Shipping and Handling Costs

The Company accounts for certain shipping and handling costs related to the acquisition of goods from its vendors as cost of revenue. Additionally, shipping and handling costs related to the shipment of goods to its customers is classified as cost of revenue.

Advertising and Marketing Costs

The Company recognizes advertising expenses in accordance with Statement of Position 93-7 “Reporting on Advertising Costs.” Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. Advertising expenses incurred for the years ended December 31, 2005 and 2004 were $0 and $2,415, respectively.

Income Taxes

The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change on tax rates is recognized in income in the period that includes the enactment date.

2.	Summary of Significant Accounting Policies, continued

As of December 31, 2005, the Company has available net operating loss carryforwards that will expire in various periods throughout 2024. Such losses may not be fully deductible due to the significant amounts of non-cash service costs and the change in ownership rules under Section 382 of the Internal Revenue Code. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of the Company’s financial instruments approximate their fair value due to the short-term nature.

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

New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs (an amendment of Accounting Research Bulletin No. 43, Chapter 4).” SFAS No. 151 seeks to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) in the determination of inventory carrying costs. The statement requires such costs to be treated as a current period expense and is effective for fiscal years beginning after July 15, 2005. The Company does not believe the adoption of SFAS No. 151 will have a significant impact on its financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.”

New Accounting Pronouncements, continued

SFAS No. 123R replaced SFAS No. 123 and superceded ABP Opinion No. 25. SFAS No. 123R will require compensation costs related to share-based payment transactions to be recognized in the financial statements. The adoption of SFAS No. 123 (revised 2004) should not have a significant impact on the Company’s financial position or results of operations until such time the Company has share-based payments. The Company will adopt the provisions of SFAS No. 123R at that time.

3.	Fixed Assets

Fixed assets consist of the following as of December 31:

	2005	2004

Furniture and fixtures	$1,808	$1,808
Equipment	317,136	317,136
	318,944	318,944
Less accumulated depreciation	(98,292)	(51,041)

	$220,652	$267,903

Depreciation expense totaled $47,251 and $50,962 for 2005 and 2004, respectively.

4.	Subscribed Common Stock

During 2004, the Company was repaid approximately $795,000 of amounts loaned to Plasticon. The repayment was in the form of shares of common stock of Plasticon. In 2004, the Company issued these shares of common stock of Plasticon to certain individuals in satisfaction of notes payable approximating $795,000 which represented 65% of the original principal balance (the remaining 35% of these notes payable remain outstanding as of December 31, 2004 and are listed below.

Promissory note payable to an individual, unsecured; with semi- annual interest payments at 8%, maturing March 2009	$225,672

Promissory note payable to an individual, unsecured; with semi- annual interest payments at 9.6%, maturing March 2008	68,646

Promissory note payable to an individual, unsecured; with quarterly interest payments at 6%, maturing January 2009	63,057

Promissory note payable to an individual, unsecured; with quarterly interest payments at 6%, maturing September 2004 (past due maturity)	1,225

Promissory note payable to an individual, unsecured; with semi- annual interest payments at 10%, maturing January 2011	69,685
$ 428, 285

Less current portion	(1,225)

$427,060

5.	Subscribed Common Stock, continued

Effective January 1, 2005 these notes payable were converted to 4,758,725 shares of subscribed common stock. As of December 31, 2004, these notes had accrued interest of $82,920. Effective January 1, 2005, this accrued interest was forgiven. This forgiveness of debt has been included as other income in the statement of operations.

6.	Other Liabilities

As of both December 31, 2005 and 2004, other liabilities consist of 6,750,000 shares of common stock at a weighted average share price of $0.07 to be issued in lieu of payment to various creditors.

During the year ended December 31, 2004 the company incurred liabilities totaling $472,500 for various consulting and legal services for which it provided the opportunity for the parties providing the services to receive 6,750,000 shares of common stock at a weighted average share price of $0.07. The Company has reflected an amount due to parties providing the various consulting and legal services for the years ended December 31, 2005 and 2004 in the amount of $472,500, respectively.

7.	Related Party Transactions

During 2005, Plasticon International, Inc. (“Plasticon”), a Wyoming corporation, (formerly Wicklund Holding Company (WHC)), forgave a debt of $140,507 owed to WHC by TelcoBlue, Inc. James N. Turek, the President and CFO of TelcoBlue, Inc. is also the President of Plasticon International, Inc. and WHC. This forgiveness of debt has been included as other income in the statement of operations.

Lexreal, Inc., a related party, collected proceeds for common stock issuances to private investors on behalf of the Company. As of December 31, 2005, $23,830 is receivable from Lexreal, Inc. related to these stock issuances.

During the normal course of business, Lexreal Co, LLC paid for goods and services for the benefit of the Company. Lexreal Co, LLC is owned by James N. Turek, Sr. the Company’s president and majority shareholder. The Company has reflected an amount due to Lexreal Co, LLC for the years ended December 31, 2005 and 2004 in the amount of $595,870 and $214,749.

On September 30, 2004 the company received advances from Promotional Containers, Inc. a Nevada corporation which specified that the note could be demanded by Promotional Containers, Inc. and that annual interest rate would be zero (0%) percent. Promotional Containers, Inc. is owned by James N. Turek, Sr., the Company’s president and majority shareholder. The Company has reflected an amount due to Promotional Containers, Inc. for the years ended December 31, 2005 and 2004 in the amount of $74,988, respectively.

8. Forgiveness of Debt

During 2005, the Company entered into settlement agreements with various vendors that resulted in the reduction of its accounts payable of $312,837. This forgiveness of debt has been included as other income in the statement of operations. This forgiveness of debt is in addition to the forgiveness of debt discussed in Notes 6 and 7.

9.	Operating Lease

The Company leases its manufacturing and office space from an unrelated third party on a month-to-month basis. Rent expense was $75,000 and $134,592 for 2005 and 2004, respectively.

10.	Commitments and Contingencies

The Company is involved in various legal proceedings which have arisen in the ordinary course of business. While the results of these matters cannot be predicted with certainty, the Company’s management believes that losses, if any, resulting from the ultimate resolution of these matters will not have a material adverse effect on the Company’s results of operations, cash flows or financial position. However, unfavorable resolution could affect the results of operations or cash flows for the years in which they are resolved.

11.	Quarterly Information

Set forth below is the Company’s quarterly financial information for the fiscal years ended December 31, 2005 and 2004:

	Three Months Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Revenues	$ -	$ -	$ -	$ -
Loss from operations	$ (56,830)	$ (106,603)	$ (109,326)	$ (17,123)
Net income (loss)	$ 26,090	$ (106,603)	$ 31,181	$ 295,714
Basic and diluted income (loss) per common share	$ 0.00	$ (0.01)	$0.00	$ 0.01
Basic and diluted weighted average share common shares outstanding	37,661,075	37,661,075	37,661,075	38,202,531

	Three Months Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Revenues	$ 158,455	$ 36,721	$ 548	$ (267)
Loss from operations	$ (294,885)	$ (168,792)	$ (134,564)	$ (318,309)
Net income (loss)	$ (305,775)	$ (169,445)	$ (143,978)	$ (406,929)
Basic and diluted income (loss) per common share	$ (0.01)	$0.00	$ (0.01)	$ (0.01)
Basic and diluted weighted average share common shares outstanding	27,420,785	35,558,383	35,558,383	35,558,383

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized this ___ day of November, 2006.

TelcoBlue, Inc.

/s/James N. Turek

------------------------

By: James N. Turek, CEO & CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their capacities and on the date indicated.

/s/James N. Turek

-------------------------

by: James N. Turek, CEO/CFO/Director