Form 10QSB
period 2006-03-31
TELCOBLUE INC
filed 2008-06-05
CIK 1123219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-QSB

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2006
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

———————

telcoBlue, Inc.

(Exact name of small business issuer as specified in its charter)

———————

Wyoming	001-16099	43-1798970
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

1795 Alysheba Way, Ste 3105 Lexington, KY 40509

(Address of Principal Executive Office) (Zip Code)

(859) 263-1874

(Issuer’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

———————

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such

reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes	X	No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes	X	No

There were 38,743,986 shares of the Registrant’s $.001 par value common stock outstanding as of March 31, 2006.

———————
Transitional Small Business Disclosure Format (check one):	Yes	X	No

TelcoBlue, Inc.

PART I – FINANCIAL INFORMATION

Statements in this Form 10QSB Quarterly Report may be “forward-looking statements.”  Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions.  These statements are based on our current expectations, estimates and projections about our business based, in part, on assumptions made by our management.  These assumptions are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed in this Form 10QSB Quarterly Report, under “Management’s Discussion and Analysis of Financial Condition or Plan of Operation and in other documents which we file with the Securities and Exchange Commission.

In addition, such statements could be affected by risks and uncertainties related to our financial condition, factors that affect our industry, market and customer acceptance, changes in technology, fluctuations in our quarterly results, our ability to continue and manage our growth, liquidity and other capital resource issues, competition, fulfillment of contractual obligations by other parties and general economic conditions.  Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10QSB Quarterly Report, except as required by law.

ITEM 1.

FINANCIAL STATEMENTS

Contents

Financial Statements:

Balance Sheet

2

Statements of Operations

3

Statements of Changes in Stockholders’ Deficit

4

Statements of Cash Flows

5

Notes to Financial Statements

6-7

TELCOBLUE, INC.

Balance Sheets

March 31, 2006

(Unaudited)

ASSETS
Fixed assets, net	223,464

Total assets	$223,464

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities

Bank overdraft	$17,301
Accounts payable and accrued liabilities	266,449
Due to related parties	729,090
Other liabilities	472,500
Total current liabilities	1,485,340

Stockholders' deficit

Common stock; $0.001 par value; 75,000,000 shares authorized,
38,743,986 shares issued and outstanding	38,744
Additional paid-in capital	644,826
Common stock subscribed, 4,758,725 shares	428,285
Accumulated deficit	(2,373,731)

Total stockholders' deficit	(1,261,876)

Total liabilities and stockholders deficit	$223,464

See Accompanying Notes to Financial Statements

TELCOBLUE, INC.

Statements of Operations

(Unaudited)

	For the Three Months Ended March 31, 2006	For the Three Months Ended March 31, 2005

Operating expenses

Selling, general and administrative	$96,237	$56,830

Total operating expenses	96,237	56,830

Loss from operations	(96,237)	(56,830)

Other income (expenses):
	–	–

Net income (loss) before income taxes	(96,237)	(56,830)
Provision for income taxes	–	–
Net income (loss)	$(96,237)	$(56,830)
Basic and diluted income (loss) per common share	$0.00	$0.00
Basic and diluted weighted average common
shares outstanding	38,743,986	37,661,075

See Accompanying Notes to Financial Statements

TELCOBLUE, INC.

Statements of Stockholders' Deficit

(Unaudited)

				Common
	Common Stock		Additional	Stock		Total
			Paid-in-	Subscribed,	Accumulated	Stockholders'
	Shares	Amount	Capital	Not Issued	Deficit	Deficit
Balance, December 31, 2005	38,743,986	38,744	644,826	428,285	(2,277,494)	(1,165,639)
as restated
Net loss					(96,237)	(96,237)

Balance, March 31, 2006	38,743,986	$38,744	$644,826	$428,285	$(2,373,731)	$(1,261,876)

See Accompanying Notes to Financial Statements

TELCOBLUE, INC.

Statements of Cash Flows

(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2006	March 31, 2005
Cash flows from operating activities:
Net Loss	$(96,237)	$(56,830)
Adjustments to reconcile net income (loss) to net cash used
in operating activities:
Depreciation	12,188	11,813
Increase (decrease) in cash due to changes in
Accounts receivable, net	23,830	3,995
Accounts payable and accrued liabilities	–	–

Net cash used in operating activities	(60,219)	(41,022)

Cash flows from investing activities:
Purchase of fixed assets	(15,000)	–
Net cash used by investing activities	(15,000)	–

Cash flows from financing activities
Change in bank overdraft	16,987	13,945
Change in due to related party	58,232	27,077

Net cash provided by financing activities	75,219	41,022
Net change in cash	–	–

Cash, beginning of period	–	–

Cash, end of period	$–	$–

See Accompanying Notes to Financial Statements

TELCOBLUE, INC.

Notes to Financial Statements

1.

Background Information

TelcoBlue, Inc. (the “Company”) was incorporated in the state of Nevada as Better Call Home, Inc. on August 2, 2002.  To date, the Company’s activities have been limited to the creation, planning  and the structuring of its business plan.  The corporate headquarters is located in Lexington, Kentucky.  The Company’s planned line of business will be in sales and marketing. The Company is looking for acquisitions and will evaluate each at the appropriate time.

2.

Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of the results of operations for the three month periods ended March 31, 2006 and March 31, 2005 the financial position at March 31, 2006, and cash flows for the three month periods ended March 31, 2006 and March 31, 2005, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2005. The results of operations for the three month periods ended March 31, 2006 are not necessarily indicative of those to be expected for the entire year.

 3.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  For the three months ended March 31, 2006 the Company has had a net loss of $96,237 and $2,373,731, respectively.  In view of these matters, recoverability of recorded furniture and equipment and other asset amounts shown in the accompanying financial statements is dependent upon the Company’s ability to begin operations and to achieve a level of profitability.  Since inception, the Company has financed its activities principally from the sale of public equity securities.  The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from private entities until such time that funds provided by operations are sufficient to fund working capital requirements.

 4.

Contingencies

The company is involved in various legal proceedings which have arisen in the ordinary course of business.  While the results of these matters cannot be predicted with certainty, the Company’s management believes that losses, if any, resulting from the ultimate resolution of theses matters will not have a material adverse effect on the Company’s results of operations, cash flows or financial position.  However, unfavorable resolution could effect the results of operations or cash flows for the years in which they are resolved.

The Company has entered into an employment contract with James N. Turek, Sr. Among other things, this agreement obligates the Company to make annual salary payments of $300,000 and an annual bonus of $100,000.  Mr. Turek has subsequently agreed to rescind the salary and bonus portion of the contract for 2006 and all prior years until the Company has operations that generate income.

Effective January 24, 2008, the Company entered into an agreement with a third party consulting company to provide investor relations services, assist in raising capital through private placement, evaluate acquisition candidates, assist with press releases and provide additional business consulting as needed.  The agreement is effective for a period of six months from inception, with an automatic six month renewal period unless terminated in writing by the Company no later than thirty days prior to the expiration of the initial; term or renewal period.  Compensation for the above services is $50,000 per month for the initial term, payable in free trading shares of the Company’s common stock.  Under the terms of the agreement, the Company placed 1,000,000,000 shares of its common stock with an escrow agent to be used in payment of the monthly billings. The share value is calculated at 50% of the defined market value each month. Additionally, the agreement requires the payment of the first and last months shares of common stock totaling 285,714,285 at the time the agreement was executed. The agreement also grants the consultant an option to purchase $700,000 worth of the Company’s common stock at a 50% discount from the market value, as defined.

.

TELCOBLUE, INC.

Notes to Financial Statements

5.

Related Party Transactions

During 2005, Plasticon International, Inc. (“Plasticon”), a Wyoming corporation (formally Wicklund Holding Company (“WHC”), forgave a debt of $140,507 owed to WHC by TelcoBlue, Inc.  James N. Turek, Sr., the President and CFO of TelcoBlue, Inc. is also the President of Plasticon International, Inc. and WHC.  This forgiveness of debt has been included as other income in the statement of operations.

LexReal Co., LLC, a related party, collected proceeds for common stock issuances to private investors on behalf of the Company.  S of December 31, 2005, $23,830 is receivable from LexReal Co., LLC related to these stock issuances.  The above amount was received in 2006.

During the normal course of business, LexReal Co., LLC paid for goods and services for the benefit of the Company.  LexReal Co., LLC is owned by James N. Turek, Sr., the Company’s president and majority shareholder.  The Company has reflected an amount due to LexReal Co., LLC for the years ended December 31, 2006 and 2005 in the amount of $1,062,668 and $670,858 respectively.

On September 30, 2004 the company received advances from Promotional Container Inc., a Nevada corporation which specified that the note could be demanded by Promotional Container, Inc. and that annual interest rate would be zero (%) percent.  Promotional Container Inc. is owned by James N. Turek, Sr., the Company’s President and majority shareholder.  The Company has reflected an amount due to Promotional Container Inc. for the years ended December 31, 2006 and 2005 in the amount of $74,988.

6.

Stock Options and Warrants

The Company has no options outstanding.  The company has no warrants outstanding.

PART I – FINANCIAL INFORMATION

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THIS FILING CONTAINS FORWARD-LOOKING STATEMENTS. THE WORDS “ANTICIPATED,” “BELIEVE,” “EXPECT,” “PLAN,” “INTEND,” “SEEK,” “ESTIMATE,” “PROJECT,” “WILL,” “COULD,” “MAY,” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS INCLUDE, AMONG OTHERS, INFORMATION REGARDING FUTURE OPERATIONS, FUTURE CAPITAL EXPENDITURES, AND FUTURE NET CASH FLOW. SUCH STATEMENTS REFLECT THE COMPANY’S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, WITHOUT LIMITATION, GENERAL ECONOMIC AND BUSINESS CONDITIONS, CHANGES IN FOREIGN, POLITICAL, SOCIAL, AND ECONOMIC CONDITIONS, REGULATORY INITIATIVES AND COMPLIANCE WITH GOVERNMENTAL REGULATIONS, THE ABILITY TO ACHIEVE FURTHER MARKET PENETRATION AND ADDITIONAL CUSTOMERS, AND VARIOUS OTHER MATTERS, MANY OF WHICH ARE BEYOND THE COMPANY’S CONTROL. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES OCCUR, OR SHOULD UNDERLYING ASSUMPTIONS PROVE TO BE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY AND ADVERSELY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, OR OTHERWISE INDICATED. CONSEQUENTLY, ALL OF THE FORWARD-LOOKING STATEMENTS MADE IN THIS FILING ARE QUALIFIED BY THESE CAUTIONARY STATEMENTS AND THERE CAN BE NO ASSURANCE OF THE ACTUAL RESULTS OR DEVELOPMENTS.

The following discussion and analysis of our financial condition and plan of operations should be read in conjunction with our financial statements and related notes appearing elsewhere herein. This discussion and analysis contains forward-looking statements including information about possible or assumed results of our financial conditions, operations, plans, objectives and performance that involve risk, uncertainties and assumptions. The actual results may differ materially from those anticipated in such forward-looking statements. For example, when we indicate that we expect to increase our product sales and potentially establish additional license relationships, these are forward-looking statements. The words expect, anticipate, estimate or similar expressions are also used to indicate forward-looking statements.

OVERVIEW OF THE COMPANY

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

On January 22, 2004, TelcoBlue, Inc. a Delaware Corporation acquired all the issued and outstanding stock of Promotional Containers Manufacturing, Inc. ("PCM"), a private Nevada company in exchange for 28,700,000 shares of TelcoBlue, Inc. ("TELCO") common stock through a tax-free stock exchange, the terms and conditions set forth in an Agreement and Plan of Reorganization ("Agreement and Reorganization"). The company presently trades on the Over the Counter Bulletin Board stock exchange under the symbol, "TBLU". ( Promotional Containers Manufacturing, Inc. was incorporated under the laws of Nevada on January 24, 2003 with authorized common stock of 75,000,000 with a par value of $0.001.)

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

On December 30, 2003, Telco Blue, Inc. ("TBLU") consummated an agreement to acquire all of the outstanding capital stock of Promotional Containers Manufacturing, Inc., in exchange for 28,700,000 shares of the Company's common stock ("TBLU Transaction"). Prior to the TBLU Transaction, TBLU was a non-operating public shell company with no operations, nominal assets and 5,482,075 shares of common stock issued and outstanding; and Promotional Containers Manufacturing, Inc was a professional photo packaging operation, specializing in wedding albums, baby albums and photo mounts from its factory in El Paso, Texas.

The TBLU Transaction is considered to be a capital transaction in substance, rather than a business combination. Inasmuch, the TBLU Transaction is equivalent to the issuance of stock by Promotional Containers Manufacturing, Inc. for the net monetary assets of a non-operational public shell company (TBLU), accompanied by a recapitalization.

On December 23, 2004, TelcoBlue, Inc. redomiciled in the State of Wyoming, where it currently remains.

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

Since that time, TelcoBlue has continued the evaluation of the photographic and communication industries for potential opportunities for merger and acquisitions.  None have been identified as of June 1, 2008, however TelcoBlue continues to evaluate the development of a web site, market plan and business plan.

OUR BUSINESS PLAN

During the twelve month period January 1, 2006 through December 31, 2006, the Company’s focus was on the identification of acquisition and merger opportunities to foster our developing business plan.

The Company is continuing to search for opportunities to enhance shareholder value. To date the Company has not entered into any agreements, but is looking to develop such a relationship before the end of the 2008 fiscal year.  The Company’s ideal candidate will provide the company with the best shareholder value.

Since our inception, we have continued to raise capital to complete audits and to develop a business plan, a market plan, a website in the direction needed for the company.  As we have no marketable product yet, we do not anticipate generating any revenues over the next year.  Therefore, we anticipate the need to raise additional capital over the next twelve months.  The financing for our development activities to date has come from the sale of common stock.

The Company had during the period covered by this report, two offices, in Texas and Kentucky.  The Company leased space at 6001 Threadgill, El Paso Texas under an agreement for 65,000 square foot space for the period 2003 when leased through December 31, 2006. The monthly lease payments were approximately $11,000.00.  The Company’s  Texas operations were moved to 2111 Wyoming, El Paso, Texas in approximately December 2006. The lease of $7,437.50 and $1,000.00 for insurance and taxes, for the Wyoming Street property was terminated by mutual consent with the landlord in the Fall of 2007, as the Company’s operations in this facility were discontinued and the assets sold to cover the rent payments due.  This location housed 1 employee and was utilized by the Company for storage.

The Company moved its corporate headquarters, housed in its Kentucky offices from 3166 Custer Drive Ste 101 to 3328 Eagle View Lane, Ste 240 in March 2006 to accommodate its then present needs.  The Company leased this space under a lease agreement for 1,400 square foot space. The lease term was for 5 years commencing April 1, 2006 and ending March 1, 2008 and the monthly lease payments were $2391.33.  This location housed 2 employees in 2006 and 3 employees as of June 1, 2008. The Company subsequently moved its Lexington Offices to 1795 Alysheba Way, Ste 3105 Lexington, KY 40509 in March 2008, where it currently resides.  The lease term is for 2 years commencing April 1, 2008 and ending March 31, 2010 and the monthly lease payments are $1400.00.

LIQUIDITY AND CAPITAL RESOURCES

In order to achieve our business plan goals, the Company anticipates needing to raise additional capital from the sale of restricted shares over the coming 12 month period.   The company arranged for private loans with LexReal Co., LLC as an open account, at 10% interest rate per annum payable by December 31, 2010, which notes may be converted to commn stock. Conversion would be based on 40% of the average bid price for the 5 trading days preceding the conversion.

The Company intends to finance our future development activities and working capital needs largely from the sale of public equity securities with additional funding from a private placement or secondary offering and other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements.

During the coming year, based on our anticipated growth, we plan to add several employees to our staff.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3.

CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Management, including our Principal Executive Officer and Principal Accounting Officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on this evaluation, our Principal Executive Officer and Principal Accounting Officer concluded that our financial disclosure controls and procedures were effective so as to timely identify, correct and disclose information required to be included in our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the audit process, management believes that the financial statements and other information presented herewith are materially correct.

There have been no significant changes in the Company’s internal control over financial reporting or, to our knowledge, in other factors that could significantly affect the Company’s internal controls over financial reporting subsequent to the evaluation date.

PART II—OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

As of the date of this Report, neither we nor any of our officers or directors is involved in any litigation either as plaintiffs or defendants. As of June 1, 2008, there is not any threatened or pending litigation against us or any of our officers or directors, except the following:

Recently, our SEC council received a call from the SEC concerning a potential civil action against TelcoBlue, Inc.  and/or James N. Turek, Sr., regarding financing activity of Plasticon International, Inc., an SEC reporting company, for whom Mr. Turek, Sr., also serves as the President and CEO.  The SEC indicated that they are considering civil actions against TBLU and/or James N. Turek, Sr., for recovery of funds related to such activity, however, to the best of our knowledge, no formal action has been taken as of the date of this filing.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended March 31, 2006, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

During the period covered by this filing, the Company did not sell any securities that were not registered under the Securities Act.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

There have been no defaults in any material payments during the covered period.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three month period ended March 31, 2006, the Company did not submit any matters to a vote of its security holders.

ITEM 5.

OTHER INFORMATION

The Company does not have any other material information to report with respect to the three month period ended March 31, 2006.

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits included herewith are:

31.1

Certification of the Chairman of the Board, Chief Executive Officer, and Chief Financial Officer

(This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.1 pursuant to SEC interim filing guidance.) (2)

31.2	Certification of the Principal Accounting Officer (This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.2 pursuant to SEC interim filing guidance.) (2)
32

Written Statements of the Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer (This certification required as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b)(32)(iii) of Regulation S-K as Exhibit 99.3 pursuant to SEC interim filing guidance.) (2)

(b)

Reports on Form 8k:  The Company filed an 8k January 25, 2008, Item 4.01, notifying of a change in its auditors from Mendoza Berger & Company to Richard L. Brown and Company, LLLC, effective January 15, 2008.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

telcoBlue, Inc.

Dated: June 3, 2008	By:	/s/ James N. Turek, Sr.
James N. Turek, Sr.
Chief Executive Officer and Chairman of the Board (Principal Executive Officer and Principal Financial Officer)