Form 10QSB
period 2006-06-30
TELCOBLUE INC
filed 2008-06-06
CIK 1123219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

———————

FORM 10-QSB

———————

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________, 200__, to ________, 200__:

Commission File Number: 01-16099

telcoBlue, Inc.

(Exact Name of Registrant as Specified in Charter)

Wyoming	43-1798970
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1795 Alysheba Way, Ste 3105 Lexington, KY 40509

(Address of Principal Executive Offices)

(859) 263-1874

(Registrant’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

There were 43,803,711 shares of the Registrant’s $.001 par value common stock outstanding as of June 30, 2006.

Transitional Small Business Format (check one) ☐ Yes ☒ No

TELCOBLUE, INC.

PART I—FINANCIAL INFORMATION

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

Item 1.

Financial Statements

TELCOBLUE, INC.

Balance Sheets

June 30, 2006

(Unaudited)

ASSETS

Current assets

Cash	$4,557

Total current assets	4,557

Fixed assets, net	252,718

Total assets	$257,275

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities

Accounts payable and accrued liabilities	$301,319
Due to related parties	859,000
Other liabilities	472,500
Total current liabilities	1,632,819

Stockholders' deficit

Common stock; $0.001 par value; 75,000,000 shares authorized, 43,803,711 shares issued and outstanding
43,804
Additional paid-in capital	1,095,141
Common stock subscribed, 4,758,725 shares	—
Accumulated deficit	(2,514,489)

Total stockholders' deficit	(1,375,544)

Total liabilities and stockholders deficit	$257,275

See Accompanying Notes to Financial Statements.

TELCOBLUE, INC.

Statements of Operations

(Unaudited)

	For the Three Months Ended June 30, 2006	For the Three Months Ended June 30,2005	For the Six Months Ended June 30, 2006	For the Six Months Ended June 30,2005

Operating expenses

Selling, general and administrative	$140,758	$56,830	$236,995	$163,433

Total operating expenses	140,758	56,830	236,995	163,433

Loss from operations	(140,758)	(56,830)	(236,995)	(163,433)

Other income (expenses):
	—	—	—	—

Net income (loss) before income taxes	(140,758)	(56,830)	(236,995)	(163,433)

Provision for income taxes	—	—	—	—

Net income (loss)	$(140,758)	$(56,830)	$(236,995)	$(163,433)

Basic and diluted income (loss) per common share	$0.00	$0.00	$(0.01)	$(0.01)

Basic and diluted weighted average common shares outstanding
	39,244,398	37,661,075	38,995,575	37,661,075

See Accompanying Notes to Financial Statements.

TELCOBLUE, INC.

Statements of Stockholders' Deficit

(Unaudited)

				Common
	Common Stock		Additional	Stock		Total
			Paid-in-	Subscribed,	Accumulated	Stockholders'
	Shares	Amount	Capital	Not Issued	Deficit	Deficit
Balance, March 31, 2006	38,743,986	38,744	644,826	428,285	(2,373,731)	(1,261,876)

Subscribed Shares Issued	4,758,725	4,759	423,526	(428,285)		—

Issuance of Common Shares	301,000	301	26,789			27,090

Net loss					(140,758)	(140,758)

Balance, June 30, 2006	43,803,711	$43,804	$1,095,141	$—	$(2,514,489)	$(1,375,544)

See Accompanying Notes to Financial Statements.

TELCOBLUE, INC.

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30, 2006	For the Six Months Ended June 30, 2005

Cash flows from operating activities:
Net Loss	$(236,995)	$(163,433)
Adjustments to reconcile net income (loss) to net cash used in operating activities:

Depreciation	25,683	23,625
Increase (decrease) in cash due to changes in
Accounts receivable, net	23,830	3,995
Accounts payable and accrued liabilities	34,870	(105,348)

Net cash used in operating activities	(152,612)	(241,161)

Cash flows from investing activities:
Purchase of fixed assets	(57,748)	—
Net cash used by investing activities	(57,748)	—

Cash flows from financing activities
Change in bank overdraft	(315)	104,603
Issuance of stock for debt	27,090	—
Change in due to related party	188,142	136,558

Net cash provided by financing activities	214,917	241,161
Net change in cash	4,577	—

Cash, beginning of period	—	—

Cash, end of period	$4,577	$—

See Accompanying Notes to Financial Statements.

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

2.

Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of  the results of operations for the six month periods ended June 30, 2006 and June 30, 2005 and the financial position at June 30, 2006, and cash flows for the six month periods ended June 30, 2006 and June 30, 2005,  have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2005. The results of operations for the six month periods ended June 30, 2006 are not necessarily indicative of those to be expected for the entire year.

3.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  For the three months ended June 30, 2006 the Company has had a net loss of $140,758.  In view of these matters, recoverability of recorded furniture and equipment and other asset amounts shown in the accompanying financial statements is dependent upon the Company’s ability to begin operations and to achieve a level of profitability.  Since inception, the Company has financed its activities principally from the sale of public equity securities.  The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from private entities until such time that funds provided by operations are sufficient to fund working capital requirements.

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

Effective January 24, 2008, the Company entered into an agreement with a third party consulting company to provide investor relations services, assist in raising capital through private placement, evaluate acquisition candidates, assist with press releases and provide additional business consulting as needed. The agreement is effective for a period of six months from inception, with an automatic six months renewal period unless terminated in writing by the Company no later than thirty days prior to the expiration of the initial term or any renewal period. Compensation for the above services is $50,000 per month for the initial term, payable in free trading shares of the Company’s common stock. Under the terms of the agreement, the Company placed 1,000,000,000 shares of its

TELCOBLUE, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

common stock with an escrow agent to be used in payment of the monthly billings. The share value is calculated at 50% of the defined market value each month. Additionally, the agreement requires  the payment of the first and last  months shares of common stock totaling  285,714,285 at the time the agreement was executed. The agreement also grants the consultant an option to purchase $700,000 worth of the Company’s common stock calculated at a 50% discount from the market value, as defined.

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

On January 22, 2004, TelcoBlue, Inc. a Deleware Corporation acquired all the issued and outstanding stock of Promotional Containers Manufacturing, Inc. ("PCM"), a private Nevada company in exchange for 28,700,000 shares of TelcoBlue, Inc. ("TELCO") common stock through a tax-free stock exchange, the terms and conditions set forth in an Agreement and Plan of Reorganization ("Agreement and Reorganization"). The company presently trades on the Over the Counter Bulletin Board stock exchange under the symbol, "TBLU". ( Promotional Containers Manufacturing, Inc. was incorporated under the laws of Nevada on January 24, 2003 with authorized common stock of 75,000,000 with a par value of $0.001.)

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

The Company had during the period covered by this report, two offices, in Texas and Kentucky. The Company leased space at 6001 Threadgill, El Paso Texas under an agreement for 65,000 square foot space for the period 2003 through December 31, 2006. The monthly lease payments were $11,000.00. The Company’s Texas operations were moved to 2111 Wyoming, El Paso, Texas in approximately December 2006. The lease of $7,437.50 and $1,000.00 for insurance and taxes, for the Wyoming Street property was terminated by mutual consent with the landlord in the Fall of 2007, as the Company’s operations in this facility were discontinued and the assets sold to cover the rent payments due. This location housed 1 employee and was utilized by the Company for storage.

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

Item 2.

Unregistered Sales of Equity Securities and Use Of Proceeds

During the six month period ended June 30, 2006, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

During the period covered by this filing, the Company did not sell any securities that were not registered under the Securities Act.

Item 3. Defaults Upon Senior Securities

There have been no defaults in any material payments during the covered period.

Item 4.

Submission of Matters to a Vote of Security Holders

During the six month period ended June 30, 2006, the Company did not submit any matters to a vote of its security holders.

Item 5.

Other Information

The Company does not have any other material information to report with respect to the six month period ended June 30, 2006.

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
(This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.2 pursuant to SEC interim filing guidance.) (2)
32.1

Written Statements of the Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer (This certification required as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b)(32)(iii) of Regulation S-K as Exhibit 99.3 pursuant to SEC interim filing guidance.) (2

(b)

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

telcoBlue, Inc.

Dated: June __, 2008	By:	/s/ JAMES N TUREK, Sr.
Chief Executive Officer and Chairman of the Board (Principal Executive Officer and Principal Financial Officer)