Form 10QSB
period 2006-09-30
TELCOBLUE INC
filed 2008-06-06
CIK 1123219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-QSB

———————

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________, 200__, to ________, 200__:

Commission File Number:  001-16099

———————

telcoBlue, Inc.

(Exact Name of Registrant as Specified in Charter)

———————

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

reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes	X	No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act).	Yes	X	No

There were 43,803,711 shares of the Registrant’s $.001 par value common stock outstanding as of September 30, 2006.

Transitional Small Business Disclosure Format (check one):	Yes	X	No

TelcoBlue, Inc.

CONTENTS

Page
PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

2

Balance Sheet

2

Statements Of Operations

3

Statement Of Shareholders' Deficit

5

Statements Of Cash Flows

6

Notes To Financial Statements

7

Item 2.

Management’s Discussion And Analysis Or Plan Of Operation

9

Item 3.

Controls And Procedures

11

PART I – OTHER INFORMATION

Item 1.

Legal Proceedings

12

Item 2.

Unregistered Sales Of Equity Securities And Use Of Proceeds

12

Item 3.

Defaults Upon Senior Securities

12

Item 4.

Submission Of Matters To A Vote Of Security Holders

12

Item 5.

Other Information

12

Item 6.

Exhibits And Reports On Form 8-K

12

SIGNATURES

13

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

Item 1.

Financial Statements

telcoBlue, Inc.

BALANCE SHEET

SEPTEMBER 30, 2006

(UNAUDITED)

ASSETS

Fixed assets, net	239,223

Total assets	$239,223

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities

Bank Overdraft	$1,306
Accounts payable and accrued liabilities	324,622
Due to related parties	943,600
Other liabilities	472,500
Total current liabilities	1,742,028

Stockholders' deficit

Common stock; $0.001 par value; 75,000,000 shares authorized, 43,803,711 shares issued and outstanding
43,804
Additional paid-in capital	1,095,141
Common stock subscribed, 4,758,725 shares	-
Accumulated deficit	(2,641,750)

Total stockholders' deficit	(1,502,805)

Total liabilities and stockholders deficit	$239,223

See Accompanying Notes to Financial Statements

2

telcoBlue, Inc.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30, 2006	For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2006	For the Nine Months Ended September 30, 2005

Operating expenses

Selling, general and administrative	$127,261	$109,326	$364,256	$272,759

Total operating expenses	127,261	109,326	364,256	272,759

Loss from operations	(127,261)	(109,326)	(364,256)	(272,759)

Other income (expenses):
	—	—	—	114,590

Net income (loss) before income taxes	(127,261)	(109,326)	(364,256)	(158,169)

Provision for income taxes	—	—	—	—

Net income (loss)	$(127,261)	$(109,326)	$(364,256)	$(158,169)

Basic and diluted income (loss) per common share	$0.00	$0.00	$(0.01)	$0.00

Basic and diluted weighted average common shares outstanding
	43,803,711	37,661,075	40,615,899	37,661,075

See Accompanying Notes to Financial Statements

telcoBlue, Inc

STATEMENT OF SHAREHOLDERS' DEFICIT

(UNAUDITED)

				Common
	Common Stock		Additional	Stock		Total
			Paid-in-	Subscribed,	Accumulated	Stockholders'
	Shares	Amount	Capital	Not Issued	Deficit	Deficit
Balance, June 30, 2006	43,803,711	43,804	1,095,141	—	(2,514,489)	(1,375,544)

Net loss					(127,261)	(127,261)

Balance, September 30, 2006	43,803,711	$43,804	$1,095,141	$—	$(2,641,750)	$(1,502,805)

See Accompanying Notes to Financial Statements

telcoBlue, Inc.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30, 2006	For the Nine Months Ended September 30, 2005

Cash flows from operating activities:
Net Loss	$(364,256)	$(158,169)
Adjustments to reconcile net income (loss) to net cash used in operating activities:

Depreciation	39,178	35,438
Increase (decrease) in cash due to changes in
Accounts receivable, net	23,830	3,995
Accounts payable and accrued liabilities	58,173	(109,091)

Net cash used in operating activities	(243,075)	(227,827)

Cash flows from investing activities:
Purchase of fixed assets	(57,749)	—
Net cash used by investing activities	(57,749)	—

Cash flows from financing activities
Change in bank overdraft	992	8,580
Issuance of stock for debt	27,090	—
Change in due to related party	272,742	219,247

Net cash provided by financing activities	300,824	227,827
Net change in cash	—	—

Cash, beginning of period	—	—

Cash, end of period	$—	$—

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

2.

Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the nine month periods ended September 30, 2006 and September 30, 2005 the financial position at September 30, 2006, and (c) cash flows for the nine month periods ended September 30, 2006 and September 30, 2005, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2005. The results of operations for the nine month periods ended September 30, 2006 are not necessarily indicative of those to be expected for the entire year.

3.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  For the three months ended September 30, 2006 the Company has had a net loss of $127,261.  In view of these matters, recoverability of recorded furniture and equipment and other asset amounts shown in the accompanying financial statements is dependent upon the Company’s ability to begin operations and to achieve a level of profitability.  Since inception, the Company has financed its activities principally from the sale of public equity securities.  The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from private entities until such time that funds provided by operations are sufficient to fund working capital requirements.

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

LexReal Co., LLC, a related party, collected proceeds for common stock issuances to private investors on behalf of the Company.  S of December 31, 2005, $23,830 is receivable from LexReal Co., LLC related to these stock issuances.  The above amount was receive in 2006.

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

On December 232004, TelcoBlue, Inc. redomiciled in the State of Wyoming, where it currently remains.,

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

The Company had during the period covered by this report, two offices, in Texas and Kentucky. The Company leased space at 6001 Threadgill, El Paso Texas under an agreement for 65,000 square foot space for the period 2003 when leased, through December 31, 2006. The monthly lease payments were approximately $11,000.00. The Company’s Texas operations were moved to 2111 Wyoming, El Paso, Texas in approximately December 2006. The lease of $7,437.50 and $1,000.00 for insurance and taxes, for the Wyoming Street property was terminated by mutual consent with the landlord in the Fall of 2007, as the Company’s operations in this facility were discontinued and the assets sold to cover the rent payments due. This location housed 1 employee and was utilized by the Company for storage.

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

Item 2.

Unregistered Sales of Equity Securities and Use Of Proceeds

During the nine month period ended September 30, 2006, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

During the period covered by this filing, the Company did not sell any securities that were not registered under the Securities Act.

Item 3.

Defaults Upon Senior Securities

There have been no defaults in any material payments during the covered period.

Item 4.

Submission of Matters to a Vote of Security Holders

During the nine month period ended September 30, 2006, the Company did not submit any matters to a vote of its security holders.

Item 5.

Other Information

The Company does not have any other material information to report with respect to the nine month period ended September 30, 2006.

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

Dated: June 3, 2008

telcoBlue, Inc.

By:	/s/ JAMES N. TUREK, SR.

Chief Executive Officer and Chairman of the Board (Principal Executive Officer and Principal Financial Officer)

11