Form 10KSB
period 2006-12-31
TELCOBLUE INC
filed 2008-06-06
CIK 1123219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-KSB

———————

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

———————

telcoBlue, Inc.

 (Name of small business issuer in its charter)

———————

Wyoming	001-16099	43-1798970
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

1795 Alysheba Way Ste. 3105 Lexington, KY 40509

 (Address of Principal Executive Office) (Zip Code)

(859) 263-1874

 (Registrant’s telephone number, including area code)

———————

Securities registered pursuant to Section 12(g) of the Act:

$.001 par value preferred stock Over the Counter Bulletin Board
$.001 par value preferred stock Over the Counter Bulletin Board
(Title of Class)

———————

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

State issuer’s revenue for its most recent fiscal year.  $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

Aggregate market value of the voting stock held by non-affiliates of the registrant at December 31, 2006 was $83,313.

There were 43,803,711 shares of the Registrant’s $.001 par value common stock outstanding as of December 31, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☒

TELCOBLUE, INC.

FORM 10-KSB - INDEX

TELCOBLUE, INC.

This Annual Report on Form 10-KSB and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about TelcoBlue’s industry, management beliefs, and assumptions made by management. Words such as “anticipates,” “expects,” “intends,” “plans,”  ”believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements.

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

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

On January 22, 2004, TelcoBlue, Inc. acquired all the issued and outstanding stock of Promotional Containers Manufacturing, Inc. ("PCM"), a private Nevada company in exchange for 28,700,000 shares of TelcoBlue, Inc. ("TELCO") common stock through a tax-free stock exchange, the terms and conditions set forth in an Agreement and Plan of Reorganization ("Agreement and Reorganization"). (Promotional Containers Manufacturing, Inc. was incorporated under the laws of Nevada on January 24, 2003 with authorized common stock of 75,000,000 with a par value of $0.001.) Prior to the TBLU Transaction, TBLU was a non-operating public shell company with no operations, nominal assets and 5,482,075 shares of common stock issued and outstanding; and Promotional Containers Manufacturing, Inc was a professional photo packaging operation, specializing in wedding albums, baby albums and photo mounts from its factory in Lexington, Kentucky.

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

TelcoBlue had been involved in various aspects of the communications industry but had gone dormant.  PCMI who had acquired GMB Photo Packaging, known as the oldest provider of Folios, Barn Doors, Albums, Baby Albums, and Premier Wedding Albums provided a vehicle that helped both companies to achieve new potentials.  GMB had in excess of 2000 packaging products.  PCMI largely involved I the sports photo packaging had recently achieved approvals from Major League Baseball and Football for specialty photo packaging.  About a year and one-half into the project, almost overnight, photography went digital.  Digital has a different format that made our products out-dated.  Cost to rehab the old equipment was more expensive than the purchase of new equipment.  Therefore, it was decided to reevaluate our possible opportunities, which is in fact ongoing.

The overnight conversion to digital required TelcoBlue to give strong consideration to other options that included web- based advertising, wireless communication in the gaming, entertainment and telephone industry.  These options as well as the revamping of photo packaging is in the development process.  New products and delivery systems will be revealed in late 2009 after a complete review and acceptance by the public.

We, as a small company have been able to react much more rapidly then industry giants.  This one fact, may in fact give TBLU a well positioned competitive edge with our developing products.

The company currently has no material agreements under which it is operating.

In order to achieve our business plan goals, our Company anticipates needing to raise additional capital from the sales of restricted shares over the coming 12 month period.  The company arranged for private loans on an open account basis with LexReal Co., LLC in the form of Promissory Notes at 10% interest rate per annun payable by December 31, 2010 which may be converted to stock. Conversion would be based on 40% of the average bid price for the 5 trading days preceding the conversion.  The interest has been rescinded until such time that the company has revenues to support the interest payments.

The company presently trades on the Over the Counter Bulletin Board stock exchange under the symbol, "TBLU".

OUR PRODUCT

Our product will be photographic packaging products, folios, and wedding albums, sports functions, and sports packaging. TelcoBlue had been involved in various aspects of the communications industry but had gone dormant.  PCMI who had acquired GMB Photo Packaging, known as the oldest provider of Folios, Barn Doors, Albums, Baby Albums, and Premier Wedding Albums provided a vehicle that helped both companies to achieve new potentials.  GMB had in excess of 2000 packaging products.  PCMI largely involved sports photo packaging and had recently achieved approvals from Major League Baseball and Football for specialty photo packaging.  About a year and one-half into the project, almost overnight, photography went digital.  Digital has a different format that made our products out-dated.  Cost to rehab the old equipment was more expensive than the purchase of new equipment.  Therefore, it was decided to reevaluate our possible opportunities, which is in fact ongoing.

The overnight conversion to digital required TelcoBlue to give strong consideration to other options that included web- based advertising, wireless communication in the gaming, entertainment and telephone industry.  These options as well as the revamping of photo packaging is in the development process.  New products and delivery systems will be revealed in late 2009 after a complete review and acceptance by the public.

We, as a small company have been able to react much more rapidly then industry giants.  This one fact, may in fact give TBLU a well positioned competitive edge with our developing products

During the years ended 2006 and 2005, the Company has spent $0 and $0 in research and development costs.

EMPLOYEES

As of December 31, 2006, we had 3 full time employees and 0 part-time employees.  As of the date for this filing, we had 3 full time and 0 part time employees.  Staffing levels will be determined going forward as we progress and grow. We also plan to add several employees to our staff. The level of employees is primarily contingent on the level of success of an offering. Our board of directors will determine the compensation of all new employees based upon job description.

ITEM 2.

DESCRIPTION OF PROPERTY

The Company had during the period covered by this report, two offices, in Texas and Kentucky.  The Company leased space at 6001 Threadgill, El Paso Texas under an agreement for 65,000 square foot space from 2003 through December 31, 2006. The monthly lease payments were $11,000.00.  The Company’s  Texas operations were moved to 2111 Wyoming, El Paso, Texas in approximately December 2006. The lease of $7,437.50 and $1,000.00 for insurance and taxes, for the Wyoming Street property was terminated by mutual consent with the landlord in the Fall of 2007, as the Company’s operations in this facility were discontinued and the assets sold to cover the rent payments due.  This location housed 1 employee and was utilized by the Company for storage.

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

ITEM 3.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the year ended December 31, 2006, the Company did not submit any matters to a vote of its security holders.

PART II

ITEM 5.

MARKET PRICE OF THE REGISTRANT’S SECURITIES AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock has traded in the over-the-counter market on the National Association of Securities Dealers, Inc. OTC Bulletin Board System ("OTCBB") under the symbol "TBLU.PK"  The following table sets forth the range of high and low closing bid quotations of the Common Stock as reported by the OTCBB for each fiscal quarter for the past two fiscal years. High and low bid quotations reflect inter-dealer prices without adjustment for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

	Bid Prices
	High	Low
FISCAL 2006
First Quarter (January 1, 2006 through March 31, 2006)	$.028	$.016
Second Quarter (April 1, 2006 through June 30, 2006)	$.007	$.007
Third Quarter (July 1, 2006 through September 30, 2006)	$.0060	$.0060
Fourth Quarter (October 1, 2006 through December 31, 2006)	$.0035	$.0035

FISCAL 2005
First Quarter (January 1, 2005 through March 31, 2005)	$.07	$.07
Second Quarter (April 1, 2005 through June 30, 2005)	$.039	$.03
Third Quarter (July 1, 2005 through September 30, 2005)	$.011	$.011
Fourth Quarter (October 1, 2005 through December 31, 2005)	$.011	$.011

On December 31, 2006, the closing bid price of the Company's Common Stock as reported by the OTCBB was $0.0035 and there were approximately 236 shareholders of record.

DIVIDENDS

We have not paid any cash dividends on our common or preferred stock and do not anticipate paying any such cash dividends in the foreseeable future. Earnings, if any, will be retained to finance future growth.  We may issue shares of our common stock and preferred stock in private or public offerings to obtain financing, capital or to acquire other businesses that can improve our performance and growth.  Issuance and or sales of substantial amounts of common stock could adversely affect prevailing market prices in our common stock.

As of December 31, 2006 there were approximately 0 beneficial owners of our common stock with 43803711 shares issued and outstanding.

During the year ended December 31, 2006, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

During 2006, the Company issued 0 shares of common stock to a qualified investor for services valued at $0 per share for a total of $0.

During 2005, the Company issued 0 shares of common stock to a qualified investor for services valued at $0 per share for a total of $0.

The sale and issuance of securities above was deemed to be exempt from registration under the Securities Act of 1933, as amended, by virtue of Rule 506 of Regulation D promulgated there under.

The Company’s does not currently have an Incentive Compensation Plan.

ITEM 6.

PLAN OF OPERATION

THIS FILING CONTAINS FORWARD-LOOKING STATEMENTS. THE WORDS "ANTICIPATED," "BELIEVE," "EXPECT," "PLAN," "INTEND," "SEEK," "ESTIMATE," "PROJECT," "WILL," "COULD," "MAY," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS INCLUDE, AMONG OTHERS, INFORMATION REGARDING FUTURE OPERATIONS, FUTURE CAPITAL EXPENDITURES, AND FUTURE NET CASH FLOW. SUCH STATEMENTS REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, WITHOUT LIMITATION, GENERAL ECONOMIC AND BUSINESS CONDITIONS, CHANGES IN FOREIGN, POLITICAL, SOCIAL, AND ECONOMIC CONDITIONS, REGULATORY INITIATIVES AND COMPLIANCE WITH GOVERNMENTAL REGULATIONS, THE ABILITY TO ACHIEVE FURTHER MARKET PENETRATION AND ADDITIONAL CUSTOMERS, AND VARIOUS OTHER MATTERS, MANY OF WHICH ARE BEYOND THE COMPANY'S CONTROL. SHOULD ONE OR MORE OF THESE RISKS

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

Background of our company

We are not yet generating any revenues.  We expect to have a business plan completed by year end 2007 or 2008, which is currently under development  (see “Business of the Company”, “Our Product.”).

In order to achieve our business plan goals, the Company anticipates needing to raise additional capital from the sale of restricted shares over the coming 12 month period.   The company arranged for private loans on an open account bases with LexReal Co., LLC in the form of Promissory Notes at 10% interest rate per annun payable by December 31, 2010 which can be converted to stock. Conversion would be based on 40% of the average bid price for the 5 trading days preceding the conversion.  The interest has been rescinded until such time that the company has revenues to support the interest.

The Company intends to finance our future development activities and working capital needs largely from the sale of public equity securities with additional funding from a private placement or secondary offering and other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.

During the coming year, based on our anticipated growth, we plan to add several employees to our staff.

Since we have had no operating history, we anticipate that our quarterly results of operations will fluctuate significantly for the foreseeable future. We believe that period-to-period comparisons of our operating results should not be relied upon as predictive of future performance. Our prospects must be considered in light of the risks, expenses and difficulties encountered by start-up companies.

For the year ended December 31, 2006 compared to the year ended December 31, 2005:

Operating Costs – During the years ended December 31, 2006 and 2005, operating costs totaled $518,980 and $359,124, respectively.  The increase of $159,856 was attributable principally to Legal and Accounting.

The net income (loss) for the years ended December 31, 2006 and 2005 was $(518,980) and $177,140, respectively. The change of $(67,120) was mainly attributable to Legal, Accounting and closing down of the old manufacturing equipment.

Liquidity and capital resources

As shown in the accompanying financial statements, for the year ended December 31, 2006 and 2005, the Company has had net (income) loss of $(518,980), and $177,140 respectively.  In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability.  Since inception, the Company has financed its activities principally from the sale of public equity securities.  The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from private lenders until such time that funds provided by operations are sufficient to fund working capital requirements.

We anticipate that cash used in product development and operations, especially in the marketing, production and sale of our products, will increase significantly in the future.

We will be dependent upon our existing cash, together with anticipated net proceeds from a public offering and future debt issuances and private placements of common stock and potential license fees, to finance our planned operations through the next 12 months. We will continue to evaluate aquistitions, licensees as well as potential mergers while planning our possible move concerning the photography industry during the next 12 months which will require additional funding to continue operations. Based on our anticipated growth, we plan to add several employees to our staff.

Additional capital may not be available when required or on favorable terms. If adequate funds are not available, we may be required to significantly reduce or refocus our operations or to obtain funds through arrangements that may require us to relinquish rights to certain or potential markets, either of which could have a material adverse effect on our business, financial condition and results of operations. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in ownership dilution to our existing stockholders.

The Company has no options or warrants.

Critical Accounting Policies and Estimates

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

We believe that the following critical policies affect our more significant judgments and estimates used in preparation of our financial statements.

Furniture and equipment are recorded at cost and depreciated on a declining balance and straight-line basis over their estimated useful lives, principally five to seven years.  Accelerated methods are used for tax depreciation.  Maintenance and repairs are charged to operations when incurred.  Betterments and renewals are capitalized.  When furniture and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciaiotn account are relieved, and any gain or loss is included in operations.

The Company has incurred deferred offering costs in connection with raising additional capital through the sale of its common stock.  These costs have been capitalized and will be charged against additional paid-in capital should common stock be issued.  If there is no issuance of common stock, the costs incurred will be charged to operations.

Research and development costs are charged to operations when incurred and are included in operating expenses.

New Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SFAS 159 permits the measurement of specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. We do not anticipate that adoption of this statement will have a material impact on our financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations ("SFAS 141R"). SFAS 141R establishes the principles and requirements for how an acquirer: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; 2) in a business combination achieved in stages, sometimes referred to as a step acquisition, recognizes the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values; 3) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. SFAS 141R establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2008. The adoption of SFAS 141R will have an impact on our accounting for future business combinations; however, the materiality of that impact cannot be determined.

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 ("SAB 110") which allows companies that do not have sufficient historical experience for estimating the expected term of "plain vanilla" share option grants to provide a reasonable estimate and to continue use of the "simplified" method after December 31, 2007. SAB 110 extends the opportunity to use the "simplified" method beyond December 31, 2007, as was allowed by Staff Accounting Bulletin No. 107 ("SAB 107"). Adoption of SAB 110 will not impact our financial statements as we did not use the "simplified" method to estimate lives of share-based awards.

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

ITEM 7.

FINANCIAL STATEMENTS

TelcoBlue, Inc.

Financial Statements

For the Years Ended 2006

Contents

Report of Independent Registered Public Accounting Firm	10

Financial Statements:
Balance Sheet	11
Statements of Operations	12
Statements of Changes in Stockholders’ Deficit	13
Statements of Cash Flows	14
Notes to Financial Statements	14-19

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of TelcoBlue, Inc.

We have audited the accompanying balance sheets of TelcoBlue, Inc. as of December 31, 2006 and 2005, and the related statements of income, stockholders’ deficit and net income, and cash flow for each of the years in the two-year period ended December 31, 2006. TelecoBlue, Inc. TelcoBlue Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion of these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board. Those standards require that we plan and perform the audits to obtain reasonable assurances about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engages to perform, an audit of its internal controls over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basic, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principals used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TelcoBlue, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in the notes to the financial statements, the company has suffered losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Richard L. Brown & Company, PLLC.

Tampa, FL

May 30, 2008

TELCOBLUE, INC.

Balance Sheets

December 31, 2006 and 2005

	2006	2005
ASSETS
Current assets

Due from related party	$–	$23,830
Total current assets	–	23,830
Fixed assets, net	227,461	220,652
Total assets	$227,461	$244,482
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Bank overdraft	$2,918	$314
Accounts payable and accrued liabilities	346,904	266,449
Due to related parties	1,062,668	670,858
Other liabilities	472,500	472,500
Total current liabilities	1,884,990	1,410,121
Stockholders' deficit
Common stock; $0.001 par value; 75,000,000 shares authorized, 43,803,711 and 38,743,986 shares issued and outstanding as of December 31, 2006 and 2005, respectively	43,804	38,744
Additional paid-in capital	1,095,141	644,826
Common stock subscribed, 4,758,725 shares	–	428,285
Accumulated deficit	(2,796,474)	(2,277,494)
Total stockholders' deficit	(1,657,529)	(1,165,639)
Total liabilities and stockholders deficit	$227,461	$244,482

The accompanying notes are an integral part of the financial statements.

TELCOBLUE, INC.

Statements of Operations

For the years ended December 31, 2006 and 2005

	2006	2005
Operating expenses

Selling, general and administrative	$518,980	$359,124

Total operating expenses	518,980	359,124

Loss from operations	(518,980)	(359,124)
Other income (expenses):
Forgiveness of debt		536,264

Net income (loss) before income taxes	(518,980)	177,140
Provision for income taxes	–	–
Net income (loss)	$(518,980)	$177,140
Basic and diluted income (loss) per common share	$(0.01)	$0.01
Basic and diluted weighted average common
shares outstanding	41,419,402	37,796,439

The accompanying notes are an integral part of the financial statements.

TELCOBLUE, INC.

Statements of Stockholders' Deficit

For the years ended December 31, 2006 and 2005

				Common
	Common Stock		Additional	Stock		Total
			Paid-in-	Subscribed,	Accumulated	Stockholders'
	Shares	Amount	Capital	Not Issued	Deficit	Deficit

Balance, December 31, 2004	37,661,075	$37,661	$622,079	$–	$(2,454,634)	$(1,794,894)
Issuance of common stock for cash	1,098,088	1,098	22,747	–	–	23,845
Cancellation of common stock	(15,177)	(15)	–	–	–	(15)
Shares subscribed, not issued,
4,758,725 shares (Note 6)	–	–	–	428,285	–	428,285
Net income, as restated (Note 4)	–	–	–	–	177,140	177,140

Balance, December 31, 2005	38,743,986	38,744	644,826	428,285	(2,277,494)	(1,165,639)
as restated (Note 4)
Issuance of subscribed shares	4,758,725	4,759	423,526	(428,285)	–	–
Issuance of shares for debt	301,000	301	26,789	–	–	27,090
Net loss					(518,980)	(518,980)
Balance, December 31, 2006	43,803,711	$43,804	$1,095,141	$–	$(2,796,474)	$(1,657,529)

The accompanying notes are an integral part of the financial statements.

TELCOBLUE, INC.

Statements of Cash Flows

For the years ended December 31, 2006 and 2005

	2006	2005
Cash flows from operating activities:
Net Income (loss)	$(518,980)	$177,140
Adjustments to reconcile net income (loss) to net cash used
in operating activities:
Depreciation	52,737	47,251
Bad debt expense	-	704
Forgiveness of debt	-	(536,264)
Increase (decrease) in cash due to changes in
Accounts receivable, net	23,830	3,291
Accounts payable and accrued liabilities	80,455	(64,214)
Net cash used in operating activities	(361,958)	(372,092)

Cash flows from investing activities:
Purchase of fixed assets	(59,546)	-
Net cash used by investing activities	(59,546)	-

Cash flows from financing activities
Change in bank overdraft	2,604	(9,029)
Change in due to/from related party	418,900	381,121
Net cash provided by financing activities	421,504	372,092
Net change in cash	-	-
Cash, beginning of period	-	-
Cash, end of year	$-	$-

Supplemental disclosure of cash flow information:
Noncash investing and financing transactions
Conversion of promissory note payable to 4,758,725
shares of subscribed common stock (Note 6)	$-	$428,285

Issuance of common stock to private investors whose
funds were collected by a related party	-	28,830

Issuance of common stock for amounts due to related party	27,090

The accompanying notes are an integral part of the financial statements.

Note 1 — Description of Organization

Nature of Business

General – TelcoBlue, Inc. (the “Company”) or (TBLU”), a Nevada corporation, is a professional photo packaging operation, specializing in wedding albums, baby albums and photo mounts.

History – On December 30, 2003, the Company consummated an agreement to acquire all of the outstanding capital stock of Promotional Containers Manufacturing, Inc., in exchange for 28,700,000 shares of the Company’s common stock (“TBLU Transaction”). Prior to the TBLU Transaction, TBLU was a non-operating public company with no operation, nominal assets and 5,482,075 shares of common stock issued and outstanding; and Promotional Containers Manufacturing, Inc. was a professional photo packaging operation, specializing in wedding albums, baby albums and photo mounts.  The TBLU Transaction is considered to be a capital transaction in substance, rather than a business combination. Inasmuch, the TBLU Transaction is equivalent to the issuance of stock by Promotional Containers Manufacturing, Inc., for the net monetary assets of a non-operational public company (TBLU), accompanied by a recapitalization. TBLU issued 28,700,000 shares of its common stock for all of the issued and outstanding common stock of Promotional Containers Manufacturing, Inc. The accounting for the TBLU Transaction is identical to that resulting from a reverse acquisition, except goodwill or other intangible assets are not recorded. Accordingly, these financial statements are the historical financial statements of Promotional Containers Manufacturing, Inc.  Promotional Containers Manufacturing, Inc. was incorporated on January 24, 2003. Therefore, these financial statements reflect activities from January 24, 2003 (Date of Inception for Promotional Containers Manufacturing, Inc.) and forward.

Note 2 — Summary of Significant Accounting Policies

The preparation of financial statements in conformity with accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. The following is a summary of the significant accounting policies followed by the Company in the preparation of its financial statements.

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

Shipping and Handling Costs

The Company accounts for certain shipping and handling costs related to the acquisition of goods from its vendors as a cost of revenue. Additionally, shipping and handling costs related to the shipment of goods to its customers is classified as cost of revenue.

Advertising and Marketing Costs

The Company recognizes advertising expenses in accordance with Statement of Position 93-7, “Reporting on Advertising Costs.” Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. Advertising expenses incurred for the years ended December 31, 2006 and 2005 were $0 and $0, respectively.

Note 2 — Summary of Significant Accounting Policies, continued

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

As of December 31, 2006, the Company has available net operating loss carryforwards that will expire in various periods throughout 2024. Such losses may not be fully deductible due to the significant amounts of non-cash service costs and the change in ownership rules under Section 382 of the Internal Revenue Code. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of the Company’s financial instruments approximate their fair value due to the short-term nature.

Earnings (Loss) Per Common Share

Basic earnings (loss) per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings (loss) per share is computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings (loss) per share is computed using the weighted average number of common and common stock equivalent share outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs (an amendment of Accounting Research Bulletin No. 43, Chapter 4),” SFAS No. 151 seeks to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) in the determination of inventory carrying costs. The statement requires such costs to be treated as a current period expense and is effective for fiscal years beginning after July 15, 2005. The Company does not believe the adoption of SFAS No. 151 will have a significant impact on its financial position or results of operations.

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

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and AFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the financial statement.

Note 2 — Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements, continued

In March 2006 FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets.” This Statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract and requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. This Statement is effective as of the beginning of the Company’s first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the financial statement.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is currently evaluating the effect of this pronouncement on financial statements.

Note 3 ― Business and Operations

These financial statements are prepared on a going concern basis that assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, it does not give effect to adjustments, if any, that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize assets and liquidate its liabilities, contingent obligations and commitments in other than the normal course of business and the amounts which may be different from those shown in these financial statements. The ability to continue as a going concern is dependent on its ability to: Obtain additional debt and equity financing and generate profitable operations in the future.

Note 4 ― Prior Period Adjustment

The previously issued financial statements for the year ended December 31, 2005 have been restated to reflect an accrual for withholding amounts and payroll taxes related to compensation paid in 2005. Following is a summary of the change:

	Year ended December 31, 2005
	Accumulated Deficit	Net Income
As previously reported	$(2,208,253)	$246,382
Selling, general and administrative expense	69,242	69,242
As restated	$(2,277,494)	$177,140

Note 5 ― Fixed Assets

Fixed assets consist of the following as of December 31:

	2006	2005
Leasehold improvements	$35,475	$–
Furniture and fixtures	25,879	1,808
Equipment	317,136	317,136
	378,490	318,944
Less accumulated depreciation	151,029	(98,292)
	$227,461	$220,652

Note 6 ― Subscribed Common Stock

During 2004, the Company was repaid approximately $795,000 of amounts loaned to Plasticon. The repayment was in the form of shares of common stock of Plasticon., Inc. In 2004, the Company issued these shares of common stock of Plasticon to certain individuals in satisfaction of notes payable approximating $795,000 which represented 65% of the original principal balance (the remaining 35% of these notes payable remain outstanding as of December 31, 2004 and are listed below.

Promissory note payable to an individual, unsecured; with semi-annual interest payments at 8%, maturing March 2009	$225,672

Promissory note payable to an individual, unsecured; with semi-annual interest payments at 9.6%, maturing March 2008	68,646

Promissory note payable to an individual, unsecured; with quarterly interest payments at 6%, maturing January 2009	63,057

Promissory note payable to an individual, unsecured; with quarterly interest payments at 6%, maturing September 2004 (past due maturity)	1,225

Promissory note payable to an individual, unsecured; with semi-annual interest payments at 10%, maturing January 2011	69,685
$428,285
Less current portion	(1,225)
$427,060

Effective January 1, 2005, these notes payable were converted to 4,758,725 shares of subscribed common stock. As of December 31, 2004, these notes had accrued interest of  $82,920. Effective January 1, 2005, this accrued interest was forgiven. This forgiveness  of  debt has been included as other income in the statement of operations. The subscribed common stock was issued in June, 2006.

Note 7 ― Other Liabilities

During the year ended December 31, 2004 the company incurred liabilities totaling $472,500 for various consulting and legal services for which it provided the opportunity for the parties providing the services to receive 6,750,000 shares of common stock at a weighted average share price of $0.07. The Company has reflected an amount due to parties providing the various consulting and legal services for the years ended December 31, 2006 and 2005 in the amount of $472,500, respectively.

Note 8 ― Related Party Transactions

During 2005,  Plasticon International, Inc. (“Plasticon”), a Wyoming corporation, (formerly Wicklund Holding Company (WHC), forgave a debt of $140,507 owed to WHC by TelcoBlue, Inc. James N. Turek, Sr., the President and CFO of TelcoBlue, Inc. is also the President of Plasticon International, Inc. and WHC. This forgiveness of debt has been included as other income in the statement of operations.

Lexreal Co, LLC, a related party, collected proceeds for common stock issuances to private investors on behalf of the Company. As of December 31, 2005, $23,830 is receivable from Lexreal Co, LLC related to these stock issuances. The above amount was received in 2006.

During the normal course of business, Lexreal Co, LLC paid for goods and services for the benefit of the Company. Lexreal Co, LLC is owned by James N. Turek, Sr., the Company’s president and majority shareholder. The Company has reflected an amount due to Lexreal Co, LLC for the years ended December 21, 2006 and 2005 in the amount of $1,062,668 and $670,858, respectively.

On September 30, 2004, the company received advances from Promotional Containers, Inc. a Nevada corporation which specified that the note could be demanded by Promotional Containers, Inc. and that annual interest rate would by zero (0%) percent. Promotional Containers, Inc. is owned by James N. Turek, Sr., the Company’s president and majority shareholder. The Company has reflected an amount due to Promotional Containers, Inc. for the years ended December 31, 2006 and 2005 in the amount of $74,988.

Note 9 ― Forgiveness of Debt

During 2005, the Company entered into settlement agreements with various vendors that resulted in the reduction of its accounts payable of $312,837. This forgiveness of debt has been included as other income in the statement of operations. This forgiveness of debt is in addition to the forgiveness of debt discussed in Notes 5 and 6.

Note10 ― Operating Lease

The Company leases its manufacturing and office space from an unrelated third party on a month-to-month basis. Rent expense was $132,434 and $75,000 for 2006 and 2005, respectively.

Note 11 ― Commitments and Contingencies

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

The Company has entered into an employment contract with James N. Turek, Sr. Among other things, this agreement obligates the Company to make annual salary payments of $300,000 and an annual bonus of $100,000. Mr. Turek has subsequently agreed to rescind the salary and bonus portion of the contract for 2006 and all prior years until the Company has operations that generate income

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

The Company’s Chief Financial Officer and acting Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending December 31, 2007 covered by this Annual Report on Form 10-KSB.  Based upon such evaluation, the Chief Executive Officer and acting Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and acting Chief Financial Officer does not relate to reporting periods after December 31, 2007.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) of the Company.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management, under the supervision of the Company’s Chief Executive Officer and acting Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2007 under the criteria set forth in the Internal Control—Integrated Framework.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Management has determined that material weaknesses exist due to the lack of an independent Audit Committee Chair, as well as a lack of segregation of duties, resulting from the Company’s limited resources.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-KSB.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended December 31,2006, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None

Part III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information concerning the directors and executive officers of the Company.

Name	Age	Position
James N. Turek, Sr.	62	Chief Executive Officer, President
		and Chairman of the Board
		(Principal Executive Officer
		and Principal Financial Officer)

Our By-laws required that we have a minimum of one Director. Directors are elected at the annual meeting to be held on the 6th day of November.  Directors shall serve until their successors are duly elected or appointed.  A vacancy on the Board of Directors may be filled by a majority vote of the remaining directors.

Biographies

James N. Turek, Sr., age 62 is the President of the Company and currently serves as its Chairman and Chief Executive Officer.  Prior to establishing TelcoBlue, Inc., he was the President of International Plastics Group, presently known as Plasticon International, Inc.  Before International Plastics Group, Mr. Turek served as President of three major convention and travel destinations.  He began his career as a Corporate Financial Advisor working directly for the Controller of McDonnell Douglas Corporation.  Upon the successful completion of his responsibilities, he was made Director of Convention, Print, Media, Travel and Cinema Photography for McDonnell Douglas Corp. with responsibilities for all US and International component companies.  The scope of responsibility included commercial and military aircraft, weapon systems, space (NASA), MAC electronics, holography, voice synthesizing, MAC DAC (the largest computer facility in the US, at that time, for McDonnell Douglas Corp) scheduling, grading, interactive graphics, and school systems product, positioning, marketing and representation.

James N. Turek, Sr. serves as the only Director.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information concerning the aggregate compensation paid or to be paid by the Company to its executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
James N. Turek, Sr., President, CEO, Chairman of the Board	2006 2005	$1.00 $1.00	0 0	0 0	0 0	0 0	0 0	0 0	$1.00 $1.00

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2006

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares or Other Rights That Have Note Vested ($)
James N. Turek, Sr.	n/a	0	0	0	0	0	0	0	0

DIRECTOR COMPENSATION

Directors receive no compensation for serving on the Board. Some of the Company’s non-employee directors receive options to purchase shares of common stock at the market price on the date they are granted, reimbursement of expenses incurred consequential to their service and may receive additional options at the discretion of the Board.

The following table summarizes compensation paid to all of our non-employee directors:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value And Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

(1)

Includes grants made on 0 for 0options each at a strike price of 0 that expire 0.

(A)  Reflects the grant date fair value calculated in accordance with FAS 123(R). The following assumptions were used for the year ended December 31, 2006(1)

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of December 31, 2006, with respect to the beneficial ownership of our common stock by each beneficial owner of more than 5% of the outstanding shares of common stock of the Company, each director, each executive officer named in the “Summary Compensation Table” and all executive officers and directors of the Company as a group, and sets forth the number of shares of common stock owned by each such person and group. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding Common Stock Owned
James N. Turek, Sr.	20,000,000(1)	.4566% (1)(2)

All directors and executive officers as a group (1 person)	20,000,000(1)	.4566% (1)(2)

(1)

The number of shares actually owned by Mr. Turek may differ from that reported, as at the time of this filing, he has been unable to verify the exact amount due to a prolonged computer delay at his brokerage house.  Mr. Turek will update this disclosure immediately upon receipt of the information from his broker.  This disclosure is based upon his best estimate as of the date hereof.

(2)

Percentage estimates are based upon 43,803,711 shares issued and outstanding

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In order to achieve our business plan goals, the Company anticipates needing to raise additional capital from the sale of restricted shares over the coming 12 month period.   The company arranged for private loans on an open account bases with LexReal Co., LLC a private company owned by James N. Turek Sr. in the form of Promissory Notes at 10% interest rate per annun payable by December 31, 2010 which can be converted to stock. Conversion would be based on 40% of the average bid price for the 5 trading days preceding the conversion.  The interest has been rescinded until such time that the company has revenues to support the interest.

ITEM 13. EXHIBITS

(a) Exhibits included herewith are:

23.1	Consent of Independent Auditors

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

32

Written Statements of the Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer (This certification required as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b)(32)(iii) of Regulation S-K as Exhibit 99.3 pursuant to SEC interim filing guidance.) (2)

(b) Reports on Form 8-K –

The Company filed an 8k January 25, 2008, Item 4.01, notifying of a change in its auditors from Mendoza Berger & Company to Richard L. Brown and Company, LLLC, and effective January 15, 2008.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

During 2006 and 2005, we were billed by our former auditors, Mendoza Berger & Company, LLP approximately $28,897.50 in 2006 and $0.00 in 2005 for audit and review fees associated with our 10-KSB and 10-QSB filings.

During 2006 and 2005, we were billed by our former accountants, Dean, Dorton & Ford approximately $22,405.97 in 2006 and $0.00 in 2005 for audit preparation and review fees associated with our 10-KSB and 10-QSB filings.

Tax Fees

During 2006 and 2005, we were billed by our accountants, approximately $0.00 and $0.00 for tax work.

 All Other Fees

During 2006 and 2005, we were billed by our accountants, $0.00, approximately $0.00 and $0.00 for other work.

Board of Directors Pre-Approval Process, Policies and Procedures

Our principal auditors have performed their audit procedures in accordance with pre-approved policies and procedures established by our Board of Directors.  Our principal auditors have informed our Board of Directors of the scope and nature of each service provided.  With respect to the provisions of services other than audit, review, or attest services, our principal accountants brought such services to the attention of our Board of Directors prior to commencing such services.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELCOBLUE, INC.

By:	/s/ James N. Turek, Sr.
James N. Turek, Sr. Chief Executive Officer and Chairman of the Board (Principal Executive Officer and Principal Financial Officer)

Date:  June 3, 2008