Form 10QSB
period 2007-03-31
TELCOBLUE INC
filed 2008-06-06
CIK 1123219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-QSB

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2007
or

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
There were 43,803,711 shares of the Registrant’s $.001 par value common stock outstanding as of March 31, 2007.
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

Item 1.

Financial Statements

TELCOBLUE, INC

 Balance Sheets

March 31, 2007

(Uaudited)

ASSETS
Current assets

Cash	$287

Total current assets	287

Fixed assets, net	213,902

Total assets	$214,189

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities

Accounts payable and accrued liabilities	$341,755
Due to related parties	1,186,828
Other liabilities	472,500
Total current liabilities	2,001,083

Stockholder's deficit

Common stock; $0.001 par value; 75,000,000 shares authorized, 43,803,711 shares issued and outstanding	43,804
Additional paid-in capital	1,095,141
Accumulated deficit	(2,925,839)

Total stockholders’ deficit	(1,786,894)

Total liabilities and stockholders deficit	$214,189

TELCOBLUE, INC

Statements of Operations

(Unaudited)

	For the Three Months Ended March 31, 2007	For the Three Months Ended March 31, 2006
Operating expenses

Selling, general and administrative	$128,115	$96,237

Total operating expenses	128,115	96,237

Loss from operations	(128,115)	(96,237)

Other income (expenses):
	(1,250)	—

Net income (loss) before income taxes	(129,365)	(96,237)

Provision for income taxes	—	—

Net income (loss)	$(129,365)	$(96,237)

Basic and diluted income (loss) per common share	$0.00	$0.00

Basic and diluted weighted average common shares outstanding	43,803,711	38,743,986

TELCOBLUE, INC

Statement of Shareholders' Deficit

(Unaudited)

			Additional Paid-in- Capital	Common Stock Subscribed, Not Issued	Accumulated Deficit	Total Stockholders’ Deficit
	Common Stock

	Shares	Amount
Balance, December 31, 2006	43,803,711	43,804	1,095,141	—	(2,796,474)	(1,657,529)

Net Loss					(129,365)	(129,365)

Balance, March 31, 2007	43,803,711	$43,804	$1,095,141	$—	$(2,925,839)	$(1,786,894)

TELCOBLUE, INC

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31, 2007	For the Three Months Ended March 31, 2006
Cash flows from operating activities:
Net Loss	$(129,365)	$(96,237)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	13,559	12,188
Increase (decrease) in cash due to changes in Accounts receivable, net	—	23,830
Accounts payable and accrued liabilities	(5,149)	—

Net cash used in operating activities	(120,955)	(60,219)

Cash flows from investing activities:
Purchase of fixed assets	—	(15,000)
Net cash used by investing activities	—	(15,000)

Cash flows from financing activities
Change in bank overdraft	(2,918)	16,987
Change in due to related party	124,160	58,232

Net cash provided by financing activities	121,242	75,219
Net change in cash	287	—

Cash, beginning of period	—	—

Cash, end of period	$287	$—

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

2.

Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of the results of operations for the three month periods ended March 31, 2007 and March 31, 2006 the financial position at March 31, 2007, and cash flows for the three month periods ended March 31, 2007 and March 31, 2006, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2006. The results of operations for the three month periods ended March 31, 2007 are not necessarily indicative of those to be expected for the entire year.

3.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  For the three months ended March 31, 2007 the Company has had a net loss of $129,365. In view of these matters, recoverability of recorded furniture and equipment and other asset amounts shown in the accompanying financial statements is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from private entities until such time that funds provided by operations are sufficient to fund working capital requirements.

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

The Company has entered into an employment contract with James N. Turek, Sr. Among other things, this agreement obligates the Company to make annual salary payments of $300,000 and an annual bonus of $100,000. Mr. Turek has subsequently agreed to rescind the salary and bonus portion of the contract for 2007 and all prior years until the Company has operations that generate income.

Effective January 24, 2008, the Company entered into an agreement with a third party consulting company to provide investor relations services, assist in raising capital through private placement, evaluate acquisition candidates, assist with press releases and provide additional business consulting as needed. The agreement is effective for a period of six months from inception, with an automatic six months renewal period unless terminated in writing by the Company no later than thirty days prior to the expiration of the initial term or any renewal period.  Compensation for the above services is $50,000 per month for the initial term, payable in free trading shares of the Company’s common stock. Under the terms of the agreement, the Company placed 1,000,000,000 shares of its common stock with an escrow agent to be used in payment of the monthly billings. The share value is calculated at

TELCOBLUE, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

4.

Contingencies (continued)

50% of the defined market value each month. Additionally, the agreement requires  the payment of the first and last  months shares of common stock totaling  285,714,285 at the time the agreement was executed. The agreement also grants the consultant an option to purchase $700,000 worth of the Company’s common stock calculated at a 50% discount from the market value, as defined.

5.

Related Party Transactions

During 2005, Plasticon International, Inc. (“Plasticon”), a Wyoming corporation (formally Wicklund Holding Company (:WHC”), forgave a debt of $140,507 owed to WHC by TelcoBlue, Inc. James N. Turek, Sr., the President and CFO of TelcoBlue, Inc. is also the President of Plasticon International, Inc. and WHC. This forgiveness of debt has been included as other income in the statement of operations.

LexReal Co., a related party, collected proceeds for common stock issuances to private investors on behalf of the Company. As of December 31, 2005, $23,830 is receivable from LexReal Co., LLC related to these stock issuances. The above amount was received in 2006.

During the normal course of business, LexReal Co., LLC paid for goods and services for the benefit of the Company. LexReal Co., LLC is owned by James N. Turek, Sr., the Company’s president and majority shareholder. The Company has reflected an amount due to LexReal Co., LLC for the years ended December 31, 2007 and 2006 in the amount of $442,102 and $1,062,668 respectively.

On September 30, 2004 the company received advances from Promotional Container Inc., a Nevada corporation which specified that the note could be demanded by Promotional Container, Inc. and that annual interest rate would be zero (%) percent. Promotional Container Inc. is owned by James N. Turek, Sr., the Company’s President and majority shareholder. The Company has reflected an amount due to Promotional Container Inc. for the years ended December 31, 2007 and 2006 in the amount of $74,988.

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

OUR BUSINESS PLAN

During the twelve month period January 1, 2007 through December 31, 2007, the Company’s focus was on the identification of acquisition and merger opportunities to foster our developing business plan.

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

Recently, our SEC council received a call from the SEC concerning funds received by TelcoBlue, Inc.  They indicated they are reviewing the potential possibility for the recovery of funds, if TBLU had received funding that was not in compliance with SEC Rules and Regulations.  If recovery is deemed accurate, then they will attempt to recover the funds from TBLU or James N. Turek, Sr of TBLU.

Item 2.

Unregistered Sales of Equity Securities and Use Of  Proceeds

During the three month period ended March 31, 2007, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

During the period covered by this filing, the Company did not sell any securities that were not registered under the Securities Act.

Item 3.

 Defaults Upon Senior Securities

There have been no defaults in any material payments during the covered period.

Item 4.

Submission of Matters to a Vote of Security Holders

During the three month period ended March 31, 2007, the Company did not submit any matters to a vote of its security holders.

 Item 5.

Other Information

The Company does not have any other material information to report with respect to the three month period ended March 31, 2007.

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