Form 10QSB
period 2007-06-30
TELCOBLUE INC
filed 2008-06-06
CIK 1123219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________, 200__, to ________, 200__:

Commission File Number

001-16099

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

☐ YES  ☒ NO

There were 43,803,711 shares of the Registrant’s $.001 par value common stock outstanding as of June 30, 2007.

Transitional Small Business Format (check one)  Yes ☐  NO ☒

1

TELCOBLUE, INC.

2

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

3

CONTENTS

Financial Statements:

Balance Sheet

2

Statements of Operations

3

Statements of Changes in Stockholders’ Deficit

4

Statements of Cash Flows

5

Notes to Financial Statements

6

Item 1.

Financial Statements

TELCOBLUE, INC

Balance Sheets

June 30, 2007

(Unaudited

ASSETS
Current assets

Cash	$218

Total current assets	218

Fixed assets, net	200,343

Total assets	$200,561

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities

Bank overdraft	$3,842
Accounts payable and accrued liabilities	348,467
Due to related parties	1,258,995
Other liabilities	472,500
Total current liabilities	2,083,804

Stockholder's deficit

Common stock; $0.001 par value; 75,000,000 shares authorized, 43,803,711 shares issued and outstanding	43,804
Additional paid-in capital	1,095,141
Common stock subscribed, 4,758,725 shares	—
Accumulated deficit	(3,022,188)

Total stockholders’ deficit	(1,883,243)

Total liabilities and stockholders deficit	$200,561

See Accompanying Notes to Financial Statements

TELCOBLUE, INC

Statements of Operations

(Uaudited

	For the Three Months Ended June 30, 2007	For the Three Months Ended June 30, 2006	For the Six Months Ended June 30, 2007	For the Six Months Ended June 30, 2006

Operating expenses

Selling, general and administrative	$96,349	$140,758	$224,464	$236,995

Total operating expenses	96,349	140,758	224,464	236,995

Loss from operations	(96,349)	(140,758)	(224,464)	(236,995)

Other income (expenses):
	—	—	(1,250)	—

Net income (loss) before income taxes	(96,349)	(140,758)	(225,714)	(236,995)

Provision for income taxes	—	—	—	—

Net income (loss)	$(96,349)	$(140,758)	$(225,714)	$(236,995)

Basic and diluted income (loss) per common share	$0.00	$0.00	$(0.01)	$(0.01)

Basic and diluted weighted average common shares outstanding	43,803,711	39,244,398	43,803,711	38,995,575

See Accompanying Notes to Financial Statements

TELCOBLUE, INC

Statement of Shareholders' Deficit

(Unaudited)

			Additional Paid-in- Capital	Common Stock Subscribed, Not Issued	Accumulated Deficit	Total Stockholders’ Deficit
	Common Stock

	Shares	Amount
Balance, March 31, 2007	43,803,711	43,804	1,095,141	—	(2,925,839)	(1,786,894)

Net Loss					(96,349)	(96,349)

Balance, June 30, 2007	43,803,711	$43,804	$1,095,141	$—	$(3,022,188)	$(1,883,243)

See Accompanying Notes to Financial Statements

TELCOBLUE, INC.

Statements of Cash Flows

	For the Six Months Ended June 30, 2007	For the Six Months Ended June 30, 2006
Cash flows from operating activities:
Net Loss	$(225,714)	$(236,995)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	27,118	25,683
Increase (decrease) in cash due to changes in Accounts receivable, net	—	23,830
Accounts payable and accrued liabilities	(1,563)	34,870

Net cash used in operating activities	(197,033)	(152,612)

Cash flows from investing activities:
Purchase of fixed assets	—	(57,748)
Net cash used by investing activities	—	(57,748)

Cash flows from financing activities
Change in bank overdraft	924	(315)
Issuance of stock for debt	—	27,090
Change in due to related party	196,327	188,142

Net cash provided by financing activities	197,251	214,917
Net change in cash	218	4,577

Cash, beginning of period	—	—

Cash, end of period	$218	$4,577

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

2.

Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of the results of operations for the six month periods ended June 30, 2007 and June 30, 2006 the financial position at June 30, 2007, and cash flows for the six month periods ended June 30, 2007 and June 30, 2006, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2006. The results of operations for the six month periods ended June 30, 2007 are not necessarily indicative of those to be expected for the entire year.

3.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended June 30, 2007 the Company has had a net loss of $96,349. In view of these matters, recoverability of recorded furniture and equipment and other asset amounts shown in the accompanying financial statements is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from private entities until such time that funds provided by operations are sufficient to fund working capital requirements.

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

4.

Contingencies (continued)

common stock with an escrow agent to be used in payment of the monthly billings. The share value is calculated at 50% of the defined market value each month. Additionally, the agreement requires the payment of the first and last months shares of common stock totaling 285,714,285 at the time the agreement was executed. The agreement also grants the consultant an option to purchase $700,000 worth of the Company’s common stock calculated at a 50% discount from the market value, as defined.

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

PART II – THER INFORMATION

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

Item 2.

Unregistered Sales of Equity Securities and Use Of Proceeds

During the six month period ended June 30, 2007, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

During the period covered by this filing, the Company did not sell any securities that were not registered under the Securities Act.

Item 3.

Defaults Upon Senior Securities

There have been no defaults in any material payments during the covered period.

Item 4.

Submission of Matters to a Vote of Security Holders

During the six month period ended June 30, 2007, the Company did not submit any matters to a vote of its security holders.

Item 5.

Other Information

The Company does not have any other material information to report with respect to the six month period ended June 30, 2007.

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

telcoBlue, Inc.

Dated: June 3, 2008	By:	James N. Turek, Sr. /s/
Chief Executive Officer and Chairman of the Board (Principal Executive Officer and Principal Financial Officer)