Form 10QSB
period 2007-09-30
TELCOBLUE INC
filed 2008-06-06
CIK 1123219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-QSB

———————

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2007

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

There were 303,803,711 shares of the Registrant’s $.001 par value common stock outstanding as of September 30, 2007.

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

PART II – OTHER INFORMATION

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

Item 1.

Financial Statements

TELCOBLUE, INC.

Balance Sheets

September 30, 2007

(Unaudited)

ASSETS

Fixed assets, net	55,279

Total assets	$55,279

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities

Bank Overdraft	$1,438
Accounts payable and accrued liabilities	391,697
Due to related parties	404,862
Other liabilities	472,500
Total current liabilities	1,270,497

Stockholder's deficit

Common stock; $0.001 par value; 75,000,000 shares authorized, 303,803,711 shares issued and outstanding	303,804
Additional paid-in capital	1,771,141
Accumulated deficit	(3,290,163)

Total stockholders’ deficit	(1,215,218)

Total liabilities and stockholders deficit	$55,279

See Accompanying Notes to Financial Statements

TELCOBLUE, INC.

Statements of Operations

(Unaudited)

	For the Three Months Ended September 30, 2007	For the Three Months Ended September 30, 2006	For the Nine Months Ended September 30, 2007	For the Nine Months Ended September 30, 2006

Operating expenses

Selling, general and administrative	$130,014	$127,261	$354,478	$364,256

Total operating expenses	130,014	127,261	354,478	364,256

Loss from operations	(130,014)	(127,261)	(354,478)	(364,256)

Other income (expenses):
	(137,961)	—	(139,211)	—

Net income (loss) before income taxes	(267,975)	(127,261)	(493,689)	(364,256)

Provision for income taxes	—	—	—	—

Net income (loss)	$(267,975)	$(127,261)	$(493,689)	$(364,256)

Basic and diluted income (loss) per common share	$0.00	$0.00	$(0.01)	$(0.01)

Basic and diluted weighted average common shares outstanding	69,238,494	43,803,711	52,375,140	40,615,899

See Accompanying Notes to Financial Statements

TELCOBLUE, INC

Statement of Shareholders' Deficit

(Unaudited)

			Additional Paid-in- Capital	Common Stock Subscribed, Not Issued	Accumulated Deficit	Total Stockholders’ Deficit
	Common Stock

	Shares	Amount
Balance, June 30, 2007	43,803,711	43,804	1,095,141	—	(3,022,188)	(1,883,243)

Issuance of shares for debt	240,000,000	240,000	624,000			864,000

Issuance of shares for services	20,000,000	20,000	52,000			72,000

Net Loss					(267,975)	(267,975)

Balance, September 30, 2007	43,803,711	$43,804	$1,095,141	$—	$(3,290,163)	$(1,215,218)

See Accompanying Notes to Financial Statements

TELCOBLUE, INC.

Statements of Cash Flows

	For the Nine Months Ended September 30, 2007	For the Nine Months Ended September 30, 2006
Cash flows from operating activities:
Net Loss	$(493,689)	$(364,256)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	40,916	39,178
Increase (decrease) in cash due to changes in Accounts receivable, net	—	23,830
Accounts payable and accrued liabilities	44,793	58,173
Loss on disposal of assets	137,961	—

Net cash used in operating activities	(270,019)	(243,075)

Cash flows from investing activities:
Purchase of fixed assets	(6,695)	(57,749)
Net cash used by investing activities	(6,695)	(57,749)

Cash flows from financing activities
Change in bank overdraft	(1,480)	992
Issuance of stock for debt	—	27,090
Issuance of stock for services	72,000
Change in due to related party	206,194	272,742

Net cash provided by financing activities	276,714	300,824
Net change in cash	—	—

Cash, beginning of period	—	—

Cash, end of period	$—	$—

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

2.

Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the nine month periods ended September 30, 2007 and September 30, 2006 and the Period August 2, 2002 (Date of Inception) through September 30, 2007, (b) the financial position at September 30, 2007, and (c) cash flows for the nine month periods ended September 30, 2007 and September 30, 2006, and the Period August 2, 2002 (Date of Inception) through September 30, 2007, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2006. The results of operations for the nine month periods ended September 30, 2007 are not necessarily indicative of those to be expected for the entire year.

3.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended September 30, 2007 the Company has had a net loss of $267,965. In view of these matters, recoverability of recorded furniture and equipment and other asset amounts shown in the accompanying financial statements is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from private entities until such time that funds provided by operations are sufficient to fund working capital requirements.

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

Effective January 24, 2008, the Company entered into an agreement with a third party consulting company to provide investor relations services, assist in raising capital through private placement, evaluate acquisition candidates, assist with press releases and provide additional business consulting as needed. The agreement is effective for a period of six months from inception, with an automatic six months renewal period unless terminated in writing by the Company no later than thirty days prior to the expiration of the initial term or any renewal period. Compensation for the above services is $50,000 per month for the initial term, payable in free trading shares of the

TELCOBLUE, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

4.

Contingencies (continued)

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

The Company had during the period covered by this report, two offices, in Texas and Kentucky. The Company leased space at 6001 Threadgill, El Paso Texas under an agreement for 65,000 square foot space for period 2003 when leased through December 31, 2006. The monthly lease payments were approximately $11,000.00. The Company’s Texas operations were moved to 2111 Wyoming, El Paso, Texas in approximately December 2006. The lease of $7,437.50 and $1,000.00 for insurance and taxes, for the Wyoming Street property was terminated by mutual consent with the landlord in the Fall of 2007, as the Company’s operations in this facility were discontinued and the assets sold to cover the rent payments due. This location housed 1 employee and was utilized by the Company for storage.

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

PART II – OTHER INFORMATION

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

Item 2.

Unregistered Sales of Equity Securities and Use Of Proceeds

During the nine month period ended September 30, 2007, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

During the period covered by this filing, the Company did not sell any securities that were not registered under the Securities Act.

Item 3.

Defaults Upon Senior Securities

There have been no defaults in any material payments during the covered period.

Item 4.

Submission of Matters to a Vote of Security Holders

During the nine month period ended September 30, 2007, the Company did not submit any matters to a vote of its security holders.

Item 5.

Other Information

The Company does not have any other material information to report with respect to the nine month period ended September 30, 2007.

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

12