Form 10KSB
period 2007-12-31
TELCOBLUE INC
filed 2008-06-06
CIK 1123219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-KSB

———————

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

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

$.001 par value preferred stock Over the Counter Bulletin Board $.001 par value common stock Over the Counter Bulletin Board
(Title of Class)

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

State issuer’s revenues for its most recent reporting period December 31, 2007:

$0

Aggregate market value of the voting stock held by non-affiliates of the registrant at December 31, 2007 was $227,043.

There were 318,089,425 shares of the Registrant’s $.001 par value common stock outstanding as of December 31, 2007.

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

During the years ended 2007 and 2006, the Company has spent $0 and $0 in research and development costs.

EMPLOYEES

As of December 31, 2007, we had 3 full time employees and 0 part-time employees.  As of the date for this filing, we had 3 full time and 0 part time employees.  Staffing levels will be determined going forward as we progress and grow. We also plan to add several employees to our staff. The level of employees is primarily contingent on the level of success of an offering. Our board of directors will determine the compensation of all new employees based upon job description.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the year ended December 31, 2007, the Company did not submit any matters to a vote of its security holders.

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

	Bid Prices
	High	Low
FISCAL 2007

First Quarter (January 1, 2007 through March 31, 2007)	$.005	$.005
Second Quarter (April 1, 2007 through June 30, 2007)	$.001	$.001
Third Quarter (July 1, 2007 through September 30, 2007)	$.0060	$.0060
Fourth Quarter (October 1, 2007 through December 31, 2007)	$.0008	$.0006

FISCAL 2006

First Quarter (January 1, 2006 through March 31, 2006)	$.028	$.016
Second Quarter (April 1, 2006 through June 30, 2006)	$.007	$.007
Third Quarter (July 1, 2006 through September 30, 2006)	$.0060	$.0060
Fourth Quarter (October 1, 2006 through December 31, 2006)	$.0035	$.0035

On December 31, 2007, the closing bid price of the Company's Common Stock as reported by the OTCBB was $0.0008 and there were approximately 236 shareholders of record.

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

During the year ended December 31, 2007, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

During 2007, the Company issued 0 shares of common stock to a qualified investor for services valued at $0 per share for a total of $0.

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

For the year ended December 31, 2007 compared to the year ended December 31, 2006:

Operating Costs – During the years ended December 31, 2007 and 2006, operating costs totaled $435,051 and $518,980, respectively.  The increase of $83,929 was attributable principally to Legal and Accounting.

The net loss for the years ended December 31, 2007 and 2006 was $(571,743) and $(518,980), respectively. The increase of $52,763 was mainly attributable Legal and Accounting.

Liquidity and capital resources

As shown in the accompanying financial statements, for the year ended December 31, 2007 and 2006 the Company has had net losses of $ 571,743, $518,980 respectively.  In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability.  Since inception, the Company has financed its activities principally from the sale of public equity securities.  The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from private lenders until such time that funds provided by operations are sufficient to fund working capital requirements.

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

YEARS ENDED DECEMBER 31, 2007 AND 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of TelcoBlue, Inc.

We have audited the accompanying balance sheets of TelcoBlue, Inc. as of December 31, 2007 and 2006, and the related statements of income, stockholders’ deficit and net income, and cash flows for each of the years in the two-year period ended December 31, 2007. TelcoBlue Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion of these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board. Those standards require that we plan and perform the audits to obtain reasonable assurances about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basic, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principals used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TelcoBlue, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

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

Richard L. Brown & Company, PLLC.

Tampa, FL

May 30, 2008

TELCOBLUE, INC.

Balance Sheets
December 31, 2007 and 2006

	2007	2006
ASSETS
Fixed assets, net	$53,294	$227,461
Total assets	$53,294	$227,461
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Bank overdraft	$3,294	$2,918
Accounts payable and accrued liabilities	418,670	346,904
Due to related parties	442,102	1,062,668
Other liabilities	472,500	472,500
Total current liabilities	1,336,566	1,884,990
Stockholders' deficit
Preferred stock, no par value, 200,000,000 shares authorized, none outstanding	-	-
Common stock; $0.001 par value; 2,500,000,000 shares authorized, 318,089,425 and 43,803,711 shares issued and outstanding as of December 31, 2007 and 2006, respectively	318,090	43,804
Additional paid-in capital	1,766,855	1,095,141
Accumulated deficit	(3,368,217)	(2,796,474)
Total stockholders' deficit	(1,283,272)	(1,657,529)
Total liabilities and stockholders deficit	$53,294	$227,461

The accompanying notes are an integral part of the financial statements.

TELCOBLUE, INC.

Statements of Operations

For the years ended December 31, 2007 and 2006

	2007	2006
Operating expenses
Selling, general and administrative	$435,051	$518,980
Total operating expenses	435,051	518,980
Loss from operations	(435,051)	(518,980)
Other income (expenses):
Write-off of closed plant	(136,692)	–
Net (loss) before income taxes	(571,743)	(518,980)
Provision for income taxes	–	–
Net income (loss)	$(571,743)	$(518,980)
Basic and diluted income (loss) per common share	$(0.005)	$(0.01)
Basic and diluted weighted average common shares outstanding	117,471,030	41,419,402

The accompanying notes are an integral part of the financial statements.

TELCOBLUE, INC.

Statements of Stockholders' Deficit

For the years ended December 31, 2007 and 2006

				Common
	Common Stock		Additional	Stock		Total
			Paid-in-	Subscribed,	Accumulated	Stockholders'
	Shares	Amount	Capital	Not Issued	Deficit	Deficit

Balance, December 31, 2005	38,743,986	$38,744	$644,826	$428,285	$(2,277,494)	$(1,165,639)
Issuance of subscribed shares	4,758,725	4,759	423,526	(428,285)	–	–
Issuance of shares for debt	301,000	301	26,789	–	–	27,090
Net loss	–	–	–	–	(518,980)	(518,980)
Balance, December 31, 2006	43,803,711	43,804	1,095,141	–	(2,796,474)	(1,657,529)
Issuance of shares for debt	240,000,000	240,000	624,000	–	–	864,000
Issuance of shares for services	34,285,714	34,286	47,714	–	–	82,000
Net loss	–	–	–	–	(571,743)	(571,743)
Balance, December 31, 2007	318,089,425	$318,090	$1,766,855	$–	$(3,368,217)	$(1,283,272)

The accompanying notes are an integral part of the financial statements.

TELCOBLUE, INC.

Statements of Cash Flows

For the years ended December 31, 2007 and 2006

	2007	2006
Cash flows from operating activities:
Net (loss)	$(571,743)	$(518,980)
Adjustments to reconcile net income (loss) to net cash used
in operating activities:
Depreciation	42,901	52,737
Operating expense not requiring cash	82,000	-
Increase (decrease) in cash due to changes in
Accounts receivable, net	-	23,830
Accounts payable and accrued liabilities	71,766	80,455
Loss on disposal of plant	137,961	-
Net cash used in operating activities	(237,115)	(361,958)
Cash flows from investing activities:
Purchase of fixed assets	(6,695)	(59,546)
Net cash used by investing activities	(6,695)	(59,546)
Cash flows from financing activities
Change in bank overdraft	376	2,604
Change in due to/from related party	243,434	418,900
Net cash provided by financing activities	243,810	421,504
Net change in cash	-	-
Cash, beginning of period	-	-
Cash, end of year	$-	$-

Supplemental disclosure of cash flow information:
Noncash investing and financing transactions
Issuance of common stock for services
funds were collected by a related party	82,000	-

Issuance of common stock for amounts due to related party	864,000	27,090

The accompanying notes are an integral part of the financial statements.

TELCOBLUE, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2007 and 2006

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

Effective September, 2007, the Company closed the albums business and transferred the machinery and equipment to its landlord for unpaid rent and a release from its operating lease on the premises.

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

TELCOBLUE, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2007 and 2006

Note 2 — Summary of Significant Accounting Policies, continued

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

Advertising and Marketing Costs

The Company recognizes advertising expenses in accordance with Statement of Position 93-7, “Reporting on Advertising Costs.” Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. Advertising expenses incurred for the years ended December 31, 2007 and 2006 were $6,138 and $0, respectively.

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

As of December 31, 2007, the Company has available net operating loss carryforwards that will expire in various periods throughout 2024. Such losses may not be fully deductible due to the significant amounts of non-cash service costs and the change in ownership rules under Section 382 of the Internal Revenue Code. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

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

TELCOBLUE, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2007 and 2006

Note 2 — Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements

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

In February 2007, FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”.  FAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlines in the new Statement. FAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. FAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. Management is currently evaluating the effect of this pronouncement on financial statements.

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

TELCOBLUE, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2007 and 2006

Note 4 ― Fixed Assets

Fixed assets consist of the following as of December 31:

	2007	2006
Leasehold improvements	$35,475	$35,475
Furniture and fixtures	30,766	25,879
Equipment	–	317,136
	66,241	378,490
Less accumulated depreciation	12,947	151,029
	$53,294	$227,461

Note 5 ― Subscribed Common Stock

During 2004, the Company was repaid approximately $795,000 of amounts loaned to Plasticon. The repayment was in the form of shares of common stock of Plasticon., Inc. In 2004, the Company issued these shares of common stock of Plasticon to certain individuals in satisfaction of notes payable approximating $795,000 which represented 65% of the original principal balance. The remaining 35% of these notes payable remain outstanding as of December 31, 2004 and are listed below.

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

Note 6 ― Other Liabilities

During the year ended December 31, 2004 the company incurred liabilities totaling $472,500 for various consulting and legal services for which it provided the opportunity for the parties providing the services to receive 6,750,000 shares of common stock at a weighted average share price of $0.07. The Company has reflected an amount due to parties providing the various consulting and legal services for the years ended December 31, 2007 and 2006 in the amount of $472,500, respectively.

Note 7 ― Related Party Transactions

During the normal course of business, Lexreal Co, LLC paid for goods and services for the benefit of the Company. Lexreal Co, LLC is owned by James N. Turek, Sr., the Company’s president and majority shareholder. The Company has reflected an amount due to Lexreal Co, LLC for the years ended December 21, 2007 and 2006 in the amount of $442,102 and $1,062,668, respectively.

TELCOBLUE, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2007 and 2006

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

Note 8 ― Operating Lease

The Company leases its manufacturing and office space from an unrelated third party on a month-to-month basis. Rent expense was $82,406 and $132,434 for 2007 and 2006, respectively.

Note 9 ― Commitments and Contingencies

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

Note 10 ― Subsequent Events

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

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING ANDFINANCIAL DISCLOSURE

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended December 31,2007, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.

OTHER INFORMATION

None.

Part III

ITEM 9.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information concerning the directors and executive officers of the Company.

Name	Age	Position

James N. Turek, Sr.	61	Chief Executive Officer, President
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

James N. Turek, Sr. serves as the only Director.

ITEM 10.

EXECUTIVE COMPENSATION

The following table sets forth information concerning the aggregate compensation paid or to be paid by the Company to its executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
James N. Turek, Sr., President, CEO, Chairman of the Board	2007 2006	$1.00 $1.00	0 0	0 0	0 0	0 0	0 0	0 0	$1.00 $1.00

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2007

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares or Other Rights That Have Note Vested ($)
James N. Turek, Sr.	n/a	0	0	0	0	0	0	0	0

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

(A)  Reflects the grant date fair value calculated in accordance with FAS 123(R). The following assumptions were used for the year ended December 31, 2007(1)

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of December 31, 2007, with respect to the beneficial ownership of our common stock by each beneficial owner of more than 5% of the outstanding shares of common stock of the Company, each director, each executive officer named in the “Summary Compensation Table” and all executive officers and directors of the Company as a group, and sets forth the number of shares of common stock owned by each such person and group. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding Common Stock Owned
James N. Turek, Sr.	20,000,000(1)	.4566% (1)(2)

All directors and executive officers as a group (1 person)	20,000,000(1)	.0658% (1)(2)

(1)

The number of shares actually owned by Mr. Turek may differ from that reported, as at the time of this filing, he has been unable to verify the exact amount due to a prolonged computer delay at his brokerage house.  Mr. Turek will update this disclosure immediately upon receipt of the information from his broker.  This disclosure is based upon his best estimate as of the date hereof.

(2)

Percentage estimates are based upon 303,803,711 shares issued and outstanding

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

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

During 2007 and 2006, we were billed by our former auditors,  Mendoza Berger & Company, LLP approximately $6,043.75 in 2007 and $28,897.50 in 2006 for audit and review fees associated with our 10-KSB and 10-QSB filings.

During 2007 and 2006, we were billed by our former accountants,  Dean, Dorton & Ford approximately $1435.34 in 2007 and $22,405.97 in 2006 for audit preparation and review fees associated with our 10-KSB and 10-QSB filings.

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